Form 10QSB
period 1998-09-30
GLOBAL ELECTION SYSTEMS INC
filed 1998-11-20
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _____ to _____

                             SEC File Number 0-24725

                          GLOBAL ELECTION SYSTEMS INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     British Columbia, Canada                             85-0394190
(State or Province of Incorporation)          (IRS Employer Identification No.)

                     1611 Wilmeth Road, McKinney, TX, 75069
                    (Address of Principal Executive Offices)

                                972 - 542 - 6000
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [x] (issuer not subject to filing requirements for past 90 days)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 1998, the issuer had 18,482,440 shares of its common stock outstanding.

         Transitional Small Business Disclosure Form (check one): Yes [ ] No [x]


                                TABLE OF CONTENTS

Part 1.  FINANCIAL INFORMATION

         Item 1.           Financial Statements.

         Item 2.           Management's Discussion and Analysis.

Part 2.  OTHER INFORMATION

         Item 1.           Legal proceedings.

         Item 2.           Changes in Securities and Use of  Proceeds.

         Item 3.           Defaults Upon Senior Securities.

         Item 4.           Submission of Matters to a Vote of Security Holders.

         Item 5.           Other Information.

         Item 6.           Exhibits and Reports on Form 8-K


Part 1.           FINANCIAL INFORMATION

         Item 1:           FINANCIAL STATEMENTS

                   Summary of Significant Accounting Policies:

                  The accounting policies as set forth in Global Election Systems Inc.'s Form 10-SB/A, filed on July 31, 1998 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited, but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the results for the interim period. Results for an interim period are not necessarily indicative of results for a full year.

                  a)   Foreign Currency Transactions

                  The accounts of the Company are prepared in U. S. funds and the Company's Canadian operations are translated into U.S. dollars as follows:

                  Monetary assets and liabilities at quarter-end rates All other assets and liabilities at historical rates Revenue and expense items at the average rate of exchange prevailing during the quarter.

                           Exchange gains and losses arising from these
transactions are reflected in income or expense in the period.

                           b)   Inventory

                           Inventory of finished goods and work-in-progress is
valued at the lower of cost and net realizable value as estimated by management. Raw materials, which consist of parts and components, are valued at average cost less any allowances for obsolescence. Inventory of goods taken in trade is valued at the lesser of trade-in value and net realizable value as estimated by management.

                          GLOBAL ELECTION SYSTEMS INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 QUARTER ENDING

                           30 SEPTEMBER 1998 AND 1997

                      PREPARED WITHOUT AUDIT IN U.S. FUNDS

GLOBAL ELECTION SYSTEMS INC.                                       Statement 1
INTERIM CONSOLIDATED BALANCE SHEET


AS AT 30 SEPTEMBER
Prepared without audit in U.S. Funds



ASSETS                                                                              1998            1997

CURRENT
   Cash and short term deposits                                                 $    62,438     $   463,271
   Accounts receivable                                                            3,722,757       2,984,653
   Contracts receivable                                                           4,898,650       1,102,308
   Deposits and prepaid expenses                                                    212,307         101,943
   Inventory                                                                      5,721,988       1,882,998
   Current portion of agreements receivable                                         573,701         464,672
                                                                                -----------     -----------
                                                                                 15,191,841       6,999,845
AGREEMENTS RECEIVABLE                                                               336,474         819,612

CAPITAL ASSETS                                                                      426,248         513,719

OTHER ASSETS                                                                        958,681       1,319,210
                                                                                -----------     -----------
                                                                                $16,913,244     $ 9,652,386


-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
-------------------------------------------------------------------------------------------------------------------------------
CURRENT
   Bank loan                                                                    $   361,700     $   340,148
   Accounts payable and accrued liabilities                                       4,051,147       1,292,770
   Customer deposits                                                                   --            39,804
   Deferred revenue                                                                 128,294         346,284
   Current portion of loans payable                                               1,313,880         156,307
                                                                                -----------     -----------
                                                                                  5,855,021       2,175,313
LOANS PAYABLE                                                                        36,757         193,598
                                                                                -----------     -----------
                                                                                  5,891,778       2,368,911


SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
SHARE CAPITAL
   Authorized:
     100,000,000 common voting shares, without par value
      20,000,000 convertible voting preferred shares, without par value
   Issued and fully paid:
      18,482,440 common shares (1997 - 15,689,440)                               10,125,867       9,922,345

RETAINED EARNINGS (DEFICIT) - Statement 2                                           895,599      (2,638,870)
                                                                                -----------     -----------
                                                                                 11,021,466       7,283,475
                                                                                -----------     -----------
                                                                                $16,913,244     $ 9,652,386

-------------------------------------------------------------------------------------------------------------------------------

ON BEHALF OF THE BOARD:

Signed: "HOWARD T. VAN PELT"
----------------------------
HOWARD T. VAN PELT, Director

Signed: "CLINTON H. RICKARDS"
-----------------------------
CLINTON H. RICKARDS, Director

GLOBAL ELECTION SYSTEMS INC.                                       Statement 2
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD ENDED 30 SEPTEMBER
Prepared without audit in U.S. Funds


                                                                                               Retained           Total
                                                            Common Shares                      Earnings
                                                              Shares           Amount         (Deficit)
--------------------------------------------------------------------------------------------------------------------------
Balance - 31 December 1993                                  13,527,237     $  8,419,336     $ (1,164,452)     $  7,254,884

  Issuance of shares for name and operating assets of          250,000          434,626             --             434,626
   Lynro Manufacturing Corporation ($1.74 per share)
  Issuance of shares for expenses ($0.83 per share)             58,334           48,594             --              48,594
  Issuance of shares on exercise of options ($0.48
   per share)                                                   50,000           23,904             --              23,904
  Loss for the year                                               --               --         (1,508,214)       (1,508,214)
                                                          ------------     ------------     ------------      ------------
Balance - 31 December 1994                                  13,885,571        8,926,460       (2,672,666)        6,253,794

  Issuance of shares on exercise of warrants ($0.77
   per share)                                                  203,869          156,538             --             156,538
  Issuance of shares on exercise of options ($0.56
   per share)                                                  100,000           55,777             --              55,777
  Loss for the year                                               --               --         (1,042,042)       (1,042,042)
                                                          ------------     ------------     ------------      ------------
Balance - 31 December 1995                                  14,189,440        9,138,775       (3,714,708)        5,424,067

  Issuance of shares on exercise of options ($0.47
   per share)                                                  500,000          235,422             --             235,422
  Loss for the year                                               --               --         (1,736,657)       (1,736,657)
                                                          ------------     ------------     ------------      ------------
Balance - 31 December 1996                                  14,689,440        9,374,197       (5,451,365)        3,922,832

  Net income for the period                                       --               --          2,053,512         2,053,512
                                                          ------------     ------------     ------------      ------------
Balance - 30 June 1997                                      14,689,440        9,374,197       (3,397,853)        5,976,344

  Issuance of shares for name and operating assets of
     I-Mark Systems, Inc. ($0.55 per share)                  1,000,000          548,148             --             548,148
  Net income for the period - Statement 3                         --               --            758,983           758,983
                                                          ------------     ------------     ------------      ------------
Balance - 30 September 1997                                 15,689,440        9,922,345       (2,638,870)        7,283,475

  Issuance of performance shares from escrow ($0.06
   per share)                                                2,738,000          155,562             --             155,562
  Issuance of shares on exercise of options ($0.89
   per share)                                                   30,000           26,632             --              26,632
  Issuance of shares on exercise of options ($0.85
   per share)                                                   25,000           21,328             --              21,328
  Net income for the period                                       --               --          3,278,563         3,278,563
                                                          ------------     ------------     ------------      ------------
Balance - 30 June 1998                                      18,482,440       10,125,867          639,693        10,765,560

  Net income for the period - Statement 3                         --               --            255,906           255,906
                                                          ------------     ------------     ------------      ------------
Balance - 30 September 1998                                 18,482,440     $ 10,125,867     $    895,599      $ 11,021,466
---------------------------------------------------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.                                       Statement 3
INTERIM CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED 30 SEPTEMBER
Prepared without audit in U.S. Funds

                                                                    1998             1997
---------------------------------------------------------------------------------------------
REVENUES
   Sales and operating income                                  $  4,272,463      $  3,672,238
   Other income                                                       9,025             9,741
                                                               ------------      ------------
                                                                  4,281,488         3,681,979
                                                               ------------      ------------
COSTS AND EXPENSES
   Cost of sales and operating expenses                           1,835,439         1,737,516
   Selling, administrative and general expenses                   1,522,335         1,027,546
   Research and development expenses                                374,971           106,963
   Amortization                                                     125,531            50,273
   Interest                                                          36,131               762
   Other expenses                                                      --                 (64)
                                                               ------------      ------------
                                                                  3,894,407         2,922,996
                                                               ------------      ------------

INCOME BEFORE UNDERNOTED                                            387,081           758,983
   Revaluation of used equipment                                   (131,175)             --
                                                               ------------      ------------
NET INCOME FOR THE PERIOD                                      $    255,906      $    758,983



EARNINGS PER SHARE - U.S. FUNDS
   Basic                                                       $       0.01      $       0.05
   Fully diluted                                               $       0.01      $       0.05
---------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON                                18,482,440        15,519,577
    SHARES OUTSTANDING
----------------------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.                                       Statement 4
INTERIM CONSOLIDATED STATEMENT OF CASH FLOW

FOR THE THREE MONTHS ENDED 30 SEPTEMBER
Prepared without audit in U.S. Funds

                                                                 1998            1997

OPERATING ACTIVITIES
   Net income for the period                                $   255,906      $   758,983
   Item not affecting cash
     Amortization                                               125,531           50,273
                                                            -----------      -----------
                                                                381,437          809,256
   Changes in non-cash working capital
     Accounts and contracts receivable                        1,670,063          675,458
     Deposits and prepaid expenses                               34,782          (47,034)
     Inventory                                               (2,054,114)        (250,631)
     Accounts payable and accrued liabilities                  (656,055)          55,669
     Customer deposits                                             --              3,585
     Deferred revenue                                           (76,506)         107,015
                                                            -----------      -----------
                                                               (700,393)       1,353,318
                                                            -----------      -----------
INVESTING ACTIVITIES
   Capital assets acquired                                      (51,747)      (1,026,685)
   Loans receivable                                              43,590           27,145
                                                            -----------      -----------
                                                                 (8,157)        (999,540)
                                                            -----------      -----------
FINANCING ACTIVITIES
   Bank loan                                                    449,741           50,148
   Loans payable                                                (18,378)         (18,485)
                                                            -----------      -----------
                                                                431,363           31,663
                                                            -----------      -----------
NET INCREASE (DECREASE) IN CASH                                (277,187)         385,441
   Cash position - Beginning of period                          339,625           77,830
                                                            -----------      -----------
CASH POSITION - END OF PERIOD                               $    62,438      $   463,271
-----------------------------------------------------------------------------------------




SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
     Issuance of shares for name and operating              $      -            $548,148
         assets of I-Mark Systems, Inc.
-----------------------------------------------------------------------------------------

         Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS

                           The discussion and analysis of the operating results
                  and the financial position of the Company should be read in conjunction with the Company's Interim Financial Statements and the notes to them. See "Interim Consolidated Financial Statements". The financial statements have been prepared in United States dollars in accordance with Canadian GAAP. Certain of the information discussed in this report contains forward-looking statements regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in any forward-looking statements. Among those factors are: general business and economic conditions: customer acceptance and demand for the company's products; the Company's overall ability to design, test and introduce new products on a timely basis; the nature of the markets addressed by the Company's products; the interaction with governmental entities in the United States and world-wide which purchase the Company's products; the unknown and unforeseen effects of potential "Year 2000" problems encountered by the Company, its suppliers, customers and others; and other risk factors listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

         SALES AND OPERATING INCOME.

                  Sales and other income increased 16.3 %, or $ 599,000, to $ 4,281,000 in the three months ended September 30, 1998 from $ 3,682,000 in the three months ended September 30, 1997. The increase in sales resulted from first time sales of the Company's AccuTouch system, technology which was acquired by the Company from I-Mark on September 1, 1997.

                  The Company experienced no discernible direct effect on its operations from the current Asian currency and economic crisis inasmuch as the Company has no sales there.

         COST OF SALES AND OPERATING EXPENSES.

                  Cost of sales and operating expenses increased 5.6 %, or $ 97,000, to $ 1,835,000 in the 1998 period from $ 1,738,000 in the 1997 period.
In the 1998 period, cost of sales and operating expense as a percentage of gross revenues decreased to 42.9% from 47.2% in the 1997 period due to the Company's efficiency efforts. The Company continues in its efforts to efficiently utilize labor and reduce cost of parts.

         SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

                  In the three months ended September 30, 1998 selling, administrative and general expenses increased 48.2 %, or $ 494,000, to $ 1,522,000, from $ 1,028,000. This increase was within the Company's operating plan. The increase is due largely to an increase in manpower of approximately
25 % and associated costs thereon in the sales, field support and administrative areas. In addition, expenses relating to the I-Mark asset acquisition have been incurred for the whole 1998 period whereas in the 1997 period expenses were incurred for only two months.

         RESEARCH AND DEVELOPMENT EXPENSES.

                  Research and development expenses increased 250.6 %, or $ 268,000, to $ 375,000 in the 1998 period from $ 107,000. The increase is due to providing enhancements to software for the AccuTouch system. The Company expects this additional cost to continue in the second quarter. The Company continues to fund research and development in order to offer leading edge products to the market place.

         AMORTIZATION.

                  Amortization increased 149.7 %, to $ 126,000 in the 1998 period, from $ 50,000. This increase was due primarily to amortization of I-Mark goodwill.

         INTEREST.

                  Interest expense increased $ 35,000, to $ 36,000 in the 1998 period from $ 1,000. The increase was within the Company's operating plan and resulted from interest on U.S. bank loans.

         OTHER EXPENSES.

                  No significant changes occurred in this item in the 1998 period compared to the 1997 period.

         REVALUATION OF USED EQUIPMENT.

                  During the 1998 period the Company instituted a conservative policy of writing down trade-in inventory. The trade-in inventory write off amounted to $ 131,000 in the 1998 period. The trade-in inventory write down will continue for the next seven consecutive quarters.

         EARNINGS PER SHARE.

                  The Company's earnings for the first quarter ended September 30, 1998 were $ 387,000 or $0.02 per share before a write down of $ 131,000 for trade-in inventory. The earnings after the trade-in inventory write down were $ 256,000 or $0.01 per share compared to the same period for fiscal 1998 of $ 759,000 or $0.05 per share. The decrease in earnings per share for the 1998 period as compared to the 1997 period was attributable to increases in research and development, amortization and interest expense along with the write down of the trade-in inventory.

         LIQUIDITY AND CAPITAL RESOURCES.

                  The Company uses a combination of internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenses and operations.

                  During the period ended September 30, 1998, the Company generated most of its funding through cash flow.

                  At September 30, 1998 the Company's cash totaled $ 62,438, a decrease of $ 277,187 from June 30, 1998. Accounts and contracts receivable decreased to $ 8,621,000 at September 30, 1998 from $ 10,291,000 at June 30, 1998. Due to the nature of the Company's business, timing of payments on large contracts may vary significantly, causing significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon delivery dates for voting systems. At September 30, 1998, inventory amounted to $ 5,722,000, an increase of $ 2,054,000 from June 30, 1998. Inventory has increased due to the addition of the AccuTouch system.

                  The Company has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At September 30, 1998, loans receivable less current portion amounted to $ 336,000, a decrease of $ 67,000 from June 30, 1998. These loans are repaid at varying terms and with varying interest rates determined on a case by case basis. Historically, the Company has not experienced any default in connection with loans due from customers.

                  The Company currently has five loans outstanding, all with Western Bank, Albuquerque, New Mexico. One loan in the amount of $ 361,700 is secured by a loan receivable amounting to $ 401,442. This loan bears an interest rate of Western Bank of Albuquerque Prime Rate and is due January 6, 1999. Two other loans in the amounts of $ 55,135 and $ 1,020,000, respectively, are secured by specific Global USA contracts in the amounts of $ 111,459 and $ 2,155,312 and bear interest at bank prime and 10.5 % respectively. The final two loans in the amount of $ 137,602 and $ 137,900, respectively, are secured by a blanket assignment of accounts receivable, and bear interest at bank prime and bank prime plus 1 %. The loans are used for working capital.

                  During the Company's current and two most recently ended fiscal years, the Company has not experienced any material impact from inflation or changing prices on its net sales and revenues or on income from continuing operations.

                  Management believes that financial resources, including internally generated funds and available bank line of credit and borrowings will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

                  Subsequent events.

                  On October 12, 1998, Global USA secured a $ 3,000,000 operating line of credit with the Hibernia National Bank of Texas. The operating line of credit is secured by a blanket assignment of accounts receivable and general intangibles and bears interest at The Wall Street Journal Prime Rate, and is guaranteed by the Company.

YEAR 2000 ISSUE.

                  DESCRIPTION OF THE ISSUE:

                  The Y2K issue refers to the ability of certain date sensitive computer chips, software, and systems to recognize a two - digit data field as belonging to the 21st century. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to the Company from its internal computer systems as well as from computer systems of third parties with which it deals. Failures of the Company's and / or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business.

                  YEAR 2000 ASSESSMENT:

                  Management of the Company has been assessing the magnitude of the Y2K issue with respect to the Company's products, business, suppliers and customers. In conjunction with the Company's assessment of Y2K issues which might affect it, the Company will be formulating plans to address the Y2K issue, including contingencies to address unforeseen problems.

                  INTERNAL BUSINESS:

                  Management is currently reviewing all internal business computer systems to ensure that these systems either will be Y2K ready, or will be modified or replaced by Y2K systems.

                  SUPPLIERS:

                  The major suppliers to the Company are component parts distributors. Often the Company sources its products and manufacturing services from multiple, competing vendors. The Company is conducting reviews of its key suppliers to ensure Y2K readiness of as many vendors as possible. There can be no assurance that the systems of other companies on which the Company relies will be Y2K ready on a timely basis and will not have an adverse effect on the operations of the Company. In the instances where the Company is unable to determine that its vendors have taken appropriate steps to minimize disruption due to non - Y2K readiness, the Company will consider contingency plans, including moving to currently identified alternate sources, or developing new alternative sources of supply.

                  PRODUCTS:

                  The Company has completed an assessment of the magnitude of the Y2K issue with respect to the Company's products. The Company's AccuVote and AccuTouch systems are designed to be Y2K compliant, which is generally a requirement in requests for proposals issued by governmental units for voting systems. Should further review indicate that either of the AccuVote or AccuTouch systems is not compliant in some respect not now known to the Company, the Company's ability to submit proposals to potential customers or to be awarded contracts for its systems would be materially adversely affected. Were the Company unable to submit proposals, or were the Company impeded in its ability to obtain awards of contracts for its systems because Y2K issues, its revenues, both quarterly and annually, could be expected to decline materially and the Company's business and financial performance would be materially adversely affected.

                  COSTS:

                  The Company does not expect the cost of its Y2K assessment, including both incremental spending and reallocated resources, to be material. The current assessment does not include potential costs related to any customer or other claims or the cost of internal software and hardware being replaced in the normal course of business. This assessment is subject to change because there is no uniform definition of "readiness for Y2K". All customer situations cannot be anticipated, particularly those involving third party products; therefore, the Company may see claims as a result of the Y2K transition. These claims, if successful, could have a material adverse impact on future results.

                  CUSTOMERS:

                  The Company has not yet assessed the extent to which its governmental unit customers are Y2K compliant, although it believes that, particularly in the United States, governmental units are aware of and are addressing the issues. The Company cannot predict the effect of a lack of Y2K compliance by its customers on the Company. The inability of a governmental unit to generate data needed in order to conduct elections or to interface with the Company's voting systems, or other problems, could prevent the customer from using the Company's systems or could result in disruption of the election process. The Company is unable to predict the impact this could have on its business and revenues or the extent of any liability to third parties the Company might incur, although the impact or liability could be materially adverse to the Company and its business.

                  COST ESTIMATES:

                  The Company has not been required to incur costs for Y2K remedial work and has not set aside any contingency fund to deal with any contingencies which may arise. The costs for Y2K compliance are based upon management's best estimates, which were derived from numerous assumptions about future events, including third-party modification plans and other factors. However, the Company cannot guarantee that those estimates will be accurate and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to identify and correct all relevant computer codes.

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings

                           On August 21, 1998, Election Systems and Software,
                  Inc. ("ES&S") filed a suit against the Registrant's wholly-owned subsidiary, Global Election Systems, Inc., a Delaware corporation, (Global USA") in the United States District Court for the District of Nebraska. The suit alleges that Global USA's AccuTouch system infringes U.S. Patent No. 5,583,329, issued to ES&S, which allegedly covers a direct recording electronic voting machine and voting process ("ES$S Patent"). ES&S has asked for treble monetary damages to be proven at the time of trial, declaratory judgment stating that Global USA's AccuTouch system infringes the ES&S Patent, and injunctive relief. The lawsuit relates solely to the AccuTouch system and to no other Global USA product or service.

                           On October 15, 1998, Global USA filed its answer
                  denying the allegations of the lawsuit and, based upon an opinion of patent counsel obtained when the Registrant acquired assets of I-Mark in 1997, affirmatively stating that its products and technology do not infringe the ES&S Patent. In addition, Global USA filed a counterclaim against ES&S asking: (1) that the ES&S Patent be declared invalid and/or unenforceable, (2) for a declaratory judgment that Global USA has not infringed any of the claims of the ES&S Patent, (3) that ES&S, all of its officers, agents, counsel, servants and employees be enjoined from charging infringement of the ES&S Patent by Global USA or its customers:

                  and (4) that costs, expenses and attorney's fees be awarded to Global USA. Global USA also filed a demand for a jury trial.

                           The lawsuit does not affect production and sale of
                  Global USA's flagship product, the AccuVote, or any of Global USA's other products and services other than the AccuTouch system. Were ES&S to prevail in its lawsuit, Global USA would be unable to sell its AccuTouch system as currently configured unless a license to use the patented technology could be secured, might be liable for damages for past sales, and would need to reconfigure its AccuTouch system, any of which could be expected to materially adversely affect the Registrant's business and financial condition for at least the near term. Neither securing a license nor reconfiguring the AccuTouch system may be possible or economically feasible. However, the Registrant does not, based on its evaluation of the claims and the ES&S Patent, believe that the claims made by ES&S have merit or that ES&S will prevail.

                           Except for the ES&S lawsuit, the Registrant is not a
                  party to any material pending legal proceedings and is not aware of any proceeding that a governmental authority is contemplating.

         Item 2.           Changes in Securities

                           None

         Item 3.           Defaults Upon Senior Securities

                           None

         Item 4.           Submission of Matters to a Vote of Security Holders

                           None

         Item 5.           Other Information

                           None

         Item 6.           Exhibits and Reports on Form 8-K

                           03.1 Memorandum and Articles of Incorporation, as amended.*

                           04.1 Parts 7, 10 , 12, and 27 of the Memorandum and Articles of Incorporation, as amended, set forth in Exhibit 3.1**

                           10.1 $ 3,000,000 Operating Line of Credit between Hibernia National Bank of Texas and Global Election Systems, Inc., dated October 12, 1998.

                           11.1 Computation of per-share income Treasury Stock Method of Global Election Systems, Inc.

                           27    Financial Data Schedule

* Incorporated by reference to Exhibit 2(1) to the Company's Form 10-SB filed July 31, 1998.

** Incorporated by reference to Exhibit 3(1) to the Company's Form 10-SB filed July 31, 1998.

         The Company filed no reports on Form 8-K during the first quarter of Fiscal 1999.

                                    Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

Dated:  November 19, 1998

                          Global Election Systems Inc.


                          By: /s/ Howard T. Van Pelt
                              ---------------------------------------
                              Howard T. Van Pelt, President and
                              Chief Financial Officer

                                  EXHIBIT INDEX


                           03.1 Memorandum and Articles of Incorporation, as amended.*

                           04.1 Parts 7, 10 , 12, and 27 of the Memorandum and Articles of Incorporation, as amended, set forth in Exhibit 3.1**

                           10.1 $ 3,000,000 Operating Line of Credit between Hibernia National Bank of Texas and Global Election Systems, Inc., dated October 12, 1998.

                           11.1 Computation of per-share income Treasury Stock Method of Global Election Systems, Inc.

                           27    Financial Data Schedule

* Incorporated by reference to Exhibit 2(1) to the Company's Form 10-SB filed July 31, 1998.

** Incorporated by reference to Exhibit 3(1) to the Company's Form 10-SB filed July 31, 1998.

         The Company filed no reports on Form 8-K during the first quarter of Fiscal 1999.