Form 10QSB
period 1998-12-31
GLOBAL ELECTION SYSTEMS INC
filed 1999-02-16
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934
For the quarterly period ended December 31, 1998
[ ] Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from _____ to _____

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

                                  972-542-6000
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[x] No [ ] (issuer not subject to filing requirements for past 90 days)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 1999, the issuer had 18,483,672 shares of its common stock outstanding. Transitional Small Business Disclosure Form (check one): Yes [ ] No [x]

                                TABLE OF CONTENTS

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

         The accounting policies as set forth in Global Election Systems Inc.'s Form 10-SB/A, filed on September 18, 1998 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited, but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the results for the interim period. Results for an interim period are not necessarily indicative of results for a full year.

         a)   Foreign Currency Transactions

         The accounts of the Company are prepared in U.S. funds and the Company's Canadian operations are translated into U.S. dollars as follows:

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

Global Election Systems, Inc.                                        Statement 1
Interim Consolidated Balance Sheet
As at 31 December
Prepared without audit in U.S. Funds



ASSETS                                                                          1998              1997

-----------------------------------------------------------------------------------------------------------

Current
  Cash and short term deposits                                              $    503,282      $    130,338
  Accounts receivable                                                          2,505,009         2,520,260
  Contracts receivable                                                         5,073,102         4,040,833
  Deposits and prepaid expenses                                                  228,505           124,418
  Inventory                                                                    6,861,627         2,116,176
  Current portion of agreements receivable                                       291,794           461,070
                                                                            ------------      ------------
                                                                              15,463,319         9,393,095
  Agreements Receivable                                                          351,900           544,139
  Capital Assets                                                                 415,526           492,860
  Other Assets                                                                   889,516         1,231,891
                                                                            ------------      ------------
                                                                            $ 17,120,261      $ 11,661,985

-----------------------------------------------------------------------------------------------------------

LIABILITIES

-----------------------------------------------------------------------------------------------------------

Current
  Accounts payable and accrued liabilities                                  $  2,401,388      $  2,227,625
  Deferred revenue                                                                25,427           172,219
  Current portion of loans payable                                             4,588,578         1,135,944
                                                                            ------------      ------------
                                                                               7,015,393         3,535,788

  Loans Payable                                                                   36,757            57,937
                                                                            ------------      ------------
                                                                               7,052,150         3,593,725

SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------
Share Capital
  Authorized:
   100,000,000 common voting shares, without par value
   200,000,000 convertible voting preferred shares, without par value
  Issued and fully paid:
   18,483,672 common shares (1997 - 15,689,440)                               10,126,865         9,910,235
Deficit - Statement 2                                                            (58,754)       (1,841,975)
                                                                            ------------      ------------
                                                                              10,068,111         8,068,260
                                                                            ------------      ------------
                                                                            $ 17,120,261      $ 11,661,985
-----------------------------------------------------------------------------------------------------------


ON BEHALF OF THE BOARD



/s/ HOWARD T. VAN PELT           Director
--------------------------------,

/s/ CLINTON H. RICKARDS          Director
--------------------------------,

Global Election Systems Inc.                                         Statement 2
Interim Consolidated Statement of Changes in Shareholders' Equity
For the Period Ended 31 December
Prepared without audit in U.S. Funds

                                                                     Common        Amount        Retained          Total
                                                                     Shares                      Earnings
                                                                                                 (Deficit)
---------------------------------------------------------------------------------------------------------------------------
Balance - 31 December 1993                                         13,527,237   $  8,419,336   $ (1,164,452)   $  7,254,884
Issuance of shares for name and operating assets of
     Lynro Manufacturing Corporation ($1.74 per share)                250,000        434,626             --         434,626
Issuance of shares for expenses ($0.83 per share)                      58,334         48,694             --          48,594
Issuance of shares on exercise of options ($0.48 per share)            50,000         23,904             --          23,904
Loss for the year                                                          --             --     (1,508,214)     (1,508,214)
                                                                   --------------------------------------------------------

Balance - 31 December 1994                                         13,885,571      8,926,460     (2,672,666)      6,253,794
Issuance of shares on exercise of warrants ($0.77 per share)          203,869        156,538             --         156,538
Issuance of shares on exercise of options ($0.56 per share)           100,000         55,777             --          55,777
Loss for the year                                                          --             --     (1,042,042)     (1,042,042)
                                                                   --------------------------------------------------------

Balance - 31 December 1995                                         14,189,440      9,138,775     (3,714,708)      5,424,067
Issuance of shares on exercise of options ($0.47 per share)           500,000        235,422             --         235,422
Loss for the year                                                          --             --     (1,736,657)     (1,736,657)
                                                                   --------------------------------------------------------

Balance - 31 December 1996                                         14,689,440      9,374,197     (5,451,365)      3,922,832
Net income for the period                                                  --             --      2,053,512       2,053,512
                                                                   --------------------------------------------------------

Balance - 30 June 1997                                             14,689,440      9,374,197     (3,397,853)      5,976,344
Issuance of shares for name and operating assets of I-Mark
     Systems, Inc. ($0.55 per share)                                1,000,000        536,038             --         536,038
Net loss for the period                                                    --             --      1,555,878       1,555,878
                                                                   --------------------------------------------------------

Balance - 31 December 1997                                         15,689,440      9,910,235     (1,841,975)      8,068,260

Issuance of performance shares from escrow ($0.06 per share)        2,738,000        167,672             --         167,672
Issuance of shares on exercise of options ($0.89 per share)            30,000         28,632             --          26,632
Issuance of shares on exercise of options ($0.85 per share)            25,000         21,328             --          21,328
Net income for the period                                                  --             --      2,481,668       2,481,668
                                                                   --------------------------------------------------------

Balance - 30 June 1998                                             18,482,440     10,125,867        639,693      10,765,560
Issuance of shares on exercise of options ($0.81 per share)             1,232            998             --             998
Net loss for the period                                                    --             --       (698,447)       (698,447)
                                                                   --------------------------------------------------------

Balance - 31 December 1998                                         18,483,672   $ 10,126,865   $    (58,754)   $ 10,068,111
                                                                   --------------------------------------------------------

Global Election Systems Inc.                                         Statement 3
Interim Consolidated Statement of Income (Loss)
For the Six Months Ended 31 December
Prepared without audit in U.S. Funds

                                                                              For the Quarter Ended       For the Six Months Ended
                                                                                   31 December                 31 December
                                                                              1998             1997       1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Revenues
   Sales and operating income                                            $  2,373,729     $ 4,490,922  $ 6,646,192      $ 8,163,160
   Other income                                                                76,006          63,043       85,031           72,784
                                                                          ----------------------------------------------------------
                                                                            2,449,735       4,553,965    6,731,223        8,235,944
                                                                          ----------------------------------------------------------
Costs and Expenses
   Cost of sales and operating expenses                                     1,369,130       2,264,149    3,204,569        4,001,665
   Selling, administrative and general expenses                             1,514,702       1,221,339    3,037,037        2,248,821
   Research and development expenses                                          234,299         112,390      609,270          219,353
   Amortization                                                                80,714         110,724      206,245          160,997
   Interest                                                                    74,068          48,468      110,199           49,230
                                                                          ----------------------------------------------------------
                                                                            3,272,913       3,757,070    7,167,320        6,680,066
                                                                          ----------------------------------------------------------

Income (Loss) Before the Undernoted                                          (823,178)        796,895     (436,097)       1,555,878
   Revaluation of used equipment                                              131,175            --        262,350             --
                                                                          ----------------------------------------------------------

Net Income (Loss) for the period                                             (954,353)        796,895     (698,447)       1,555,878
                                                                          ----------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share - U.S. Funds
   Basic                                                                  $     (0.05)    $      0.05  $     (0.04)     $      0.10
   Fully Diluted                                                          $       N/A     $      0.04  $       N/A      $      0.09

------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of
   Common Shares Outstanding                                                                            18,483,264       15,519,577

------------------------------------------------------------------------------------------------------------------------------------

Global Election Systems Inc.
Interim Consolidated Statement of Cash Flow
For the Six Months Ended 31 December                                 Statement 4
Prepared without audit in U.S. Funds


                                                For the Quarter Ended         For the Six Months Ended
                                                     31 December                    31 December
                                                1998            1997            1998           1997
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income (loss) for the period            $   (954,353)  $   796,895   $   (698,447)   $   1,555,878
 Item not affecting cash
  Amortization                                     80,714       110,724        206,245          160,997
                                             ----------------------------------------------------------

                                                 (873,639)      907,619       (492,202)       1,716,875
 Changes in non-cash working capital           (1,865,167)   (2,008,799)    (2,946,997)      (1,476,847)
                                             ----------------------------------------------------------

                                               (2,738,806)   (1,101,180)    (3,439,199)         240,028
                                             ----------------------------------------------------------
INVESTING ACTIVITIES
 Capital assets acquired                              171       (14,656)       (51,576)      (1,029,231)
 Loans receivable                                 266,481       279,075        310,071          306,220
                                             ----------------------------------------------------------

                                                  266,652       264,419        258,495         (723,011)
                                             ----------------------------------------------------------
FINANCING ACTIVITIES
 Loans payable                                  2,912,998       503,828      3,344,361          535,491
                                             -----------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                   440,844      (332,933)       163,657           52,508
 Cash position - Beginning of period               62,438       463,271        339,625           77,830
                                             ----------------------------------------------------------

CASH POSITION - END OF PERIOD                $    503,282   $   130,338   $    503,282    $     130,338
                                             ----------------------------------------------------------

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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1998 COMPARED TO QUARTER ENDED DECEMBER 31, 1997.

     SALES AND OPERATING INCOME.

         Sales and other income decreased 46.2%, or $2,104,000, to $2,450,000 in the second quarter ended December 31, 1998 from $4,554,000 in the second quarter ended December 31, 1997. The sales decrease was largely attributable to delay in receipt of an order expected in the later quarter (which the Company has not received as of the date of this report but still anticipates) and to the cyclical effect of elections, in which primary and general election quarters typically have fewer sales than comparable quarters of other years in which fewer elections are held and during which preparatory purchases are being made.

     COST OF SALES AND OPERATING EXPENSES.

         Cost of sales and operating expenses decreased 39.5%, or $895,000, to $1,369,000 in the Second quarter of fiscal 1999 from $2,264,000 in the second quarter of fiscal 1998. This decrease resulted in part from the decrease in sales and in part from the Company's continued efforts to efficiently utilize labor and reduce cost of parts.

     SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

         In the second quarter ended December 31, 1998 selling, administrative and general expenses increased 24.0%, or $294,000, to $1,515,000, from $1,221,000, due to election support provided during the November, 1998 primary and general elections and an increase in manpower and associated costs in the sales, field support and administrative areas.

     RESEARCH AND DEVELOPMENT EXPENSES.

         Research and development expenses increased 108.5%, or $122,000, to $234,000 in the second quarter of fiscal 1999 from $112,000 in fiscal 1998.
The increase was due to providing enhancements to software for the AccuTouch system. The Company continues to fund research and development in order to offer leading edge products to the market place.

     AMORTIZATION.

         Amortization decreased 27.1%, or $30,000, to $81,000 in the second quarter of fiscal 1999 from $111,000 in fiscal 1998 because some fixed assets were not purchased as anticipated.

     INTEREST.

         Interest expense increased 52.8% or $25,000, to $74,000 in the second quarter of fiscal 1999 from $49,000 in the second quarter of fiscal 1998. The increase was within the Company's operating plan and resulted from interest on increased U.S. bank loans.

     REVALUATION OF USED EQUIPMENT.

         During fiscal 1999 the Company instituted a conservative policy of writing down trade-in inventory. The trade-in inventory write off amounted to $131,000 in the second quarter of fiscal 1999. The trade-in inventory write down will continue for the next six consecutive quarters, at the end of which value of the trade-in inventory is anticipated to be $0.

     EARNINGS (LOSS) PER SHARE.

         The Company's loss for the second quarter ended December 31, 1998 was $823,000 or $(0.04) per share before a write down of $131,000 for trade-in inventory. The loss for the second quarter ended December 31, 1998 after the trade-in inventory write down was $954,000 or $(0.05) per share compared to a profit of $797,000 or $0.05 per share for the same period for fiscal 1998. The decrease in earnings per share for the 1999 fiscal period as compared to the 1998 fiscal period was due to a decrease in sales, and increases in selling, administrative and general expense, research and development expense, and interest expense, along with the write down of the trade-in inventory.

YEAR TO DATE DECEMBER 31, 1998 COMPARED TO YEAR TO DATE DECEMBER 31, 1997.

     SALES AND OPERATING INCOME.

         Year to date sales and other income for the six months ended December 31, 1998 decreased 18.3% or $1,505,000, to $6,731,000 from $8,236,000 for the six months ended December 31, 1997. The sales decrease was largely attributable to delay in receipt of an order expected in the second quarter of fiscal 1999 (which the Company has not received as of the date of this report, but still anticipates) and to the cyclical effect of elections, in which primary and general election periods like the second quarter of fiscal 1999 typically have fewer sales than comparable periods of other years in which fewer elections are held and during which preparatory purchases are being made.

     COST OF SALES AND OPERATING EXPENSES.

         Year to date cost of sales and operating expenses for fiscal period 1999 decreased 19.9% or $797,000, to $3,205,000 from $4,002,000 for fiscal
1998. In fiscal 1999, year to date cost of sales and operating expense as a percentage of gross revenues decreased to 47.6% from 48.6% in fiscal 1998. This decrease resulted in part from the decrease in sales and in part from the Company's continued efforts to efficiently utilize labor and reduce cost of parts.

     SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

         Year to date selling, administrative and general expenses for fiscal 1999 increased 35.1% or $788,000, to $3,037,000 from $2,249,000 for fiscal 1998.
The increase was due largely to election support provided during the November, 1998 primary and general elections and an increase in manpower and associated costs in the sales, field support and administrative areas. In addition, expenses relating to the I-Mark asset acquisition were incurred for the whole 1999 fiscal period, whereas in the 1998 fiscal period expenses were incurred for only five months.

     RESEARCH AND DEVELOPMENT EXPENSES.

         Year to date research and development expenses for fiscal 1999 increased by 177.8%, or $390,000, to $609,000 from $219,000 for fiscal 1998.
The increase was due to providing enhancements to software for the AccuTouch system. The Company continues to fund research and development in order to offer leading edge products to the market place.

     AMORTIZATION.

         Year to date amortization for fiscal 1999 increased 28.1%, or $45,000, to $206,000 from $161,000 in fiscal 1998. This increase was due primarily to amortization of I-Mark goodwill.

     INTEREST.

         Year to date interest expense for fiscal 1999 increased 123.8% or $61,000, to $110,000 from $49,000 in fiscal 1998. The increase was within the Company's operating plan and resulted from interest on U.S. increased bank loans.

     REVALUATION OF USED EQUIPMENT.

         Year to date trade-in inventory write off for fiscal 1999 increased to $262,000 from $ nil in fiscal 1999. The trade-in inventory write down will continue for the next six consecutive quarters at the end of which value of the trade-in inventory is anticipated to be $0.

     EARNINGS (LOSS) PER SHARE.

         The Company's year to date loss for fiscal 1999 was $436,000 or $(0.02) per share before a write down of $262,000 for trade-in inventory. The year to date loss for fiscal 1999 after the trade-in inventory write down was $698,000 or $(0.04) per share compared to a profit of $1,556,000 or $0.10 per share for the same period for fiscal 1998. The decrease in earnings per share for the 1999 fiscal period as compared to the 1998 fiscal period was due to a decrease in sales, and increases in selling, administrative and general expense, research and development expense, amortization and interest expense, along with the write down of the trade-in inventory.

     LIQUIDITY AND CAPITAL RESOURCES.

         The Company uses a combination of internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenses and operations.

         During the period ended December 31, 1998, the Company generated most of its funding through cash flow.

         At December 31, 1998, the Company's cash totaled $503,282, an increase of $441,000 from September 30, 1998. Accounts and contracts receivable decreased to $7,578,000 at December 31, 1998 from $8,621,000 at September 30, 1998. Due to the nature of the Company's business, timing of payments on large contracts may vary significantly, causing significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon delivery dates for voting systems. At December 31, 1998, inventory amounted to $6,861,000, an increase of $1,139,000 from September 30, 1998. Inventory has increased due to the addition of the AccuTouch system, a new product introduced in fiscal 1999.

         The Company has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At December 31, 1998, agreements receivable less current portion amounted to $352,000, a decrease of $15,000 from September 30, 1998. These agreements are repaid at varying terms and with varying interest rates determined on a case by case basis. Historically, the Company has not experienced any default in connection with agreements due from customers.

         The Company currently has four loans outstanding, three with Western Bank, Albuquerque, New Mexico, and one loan with Hibernia National Bank of Texas, McKinney, Texas. One loan in the amount of $361,700 is secured by a loan receivable amounting to $401,442. This loan bears an interest rate of Western Bank of Albuquerque Prime Rate and was due January 6, 1999 which has been extended until January 2000. Two other loans in the amounts of $55,135 maturing in increments due July 1, 1999, July 1, 2000, and July 1, 2001 and $1,508,500 payable by June, 1999, respectively, are secured by specific Global USA contracts in the amounts of $66,940 and $2,155,312 and bear interest at bank prime and 10.5% respectively. The final loan with Hibernia National Bank of Texas in the amount of $2,700,000, is secured by a blanket assignment of accounts receivable, bears interest at The Wall Street Journal Prime Rate and matures on October 12, 1999. The loans are used for working capital.

         During the Company's current and two most recently ended fiscal years, the Company has not experienced any material impact from inflation or changing prices on its net sales and revenues or on income from continuing operations.

         Management anticipates that financial resources, including internally generated funds and available bank line of credit and borrowings will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

     SUBSEQUENT EVENT.

         On January 7, 1999, the Company entered into a letter of intent with BRELSH Holdings Ltd. pursuant to which they have agreed to negotiate the terms of a formal agreement providing for the merger of the company into BRELSH, or a subsidiary of BRELSH created for the purpose of consummating the merger. Under the merger, which would be undertaken by way of a plan of arrangement, BRELSH would acquire all the outstanding common shares of the Company by paying its shareholders $50,000,000 (US), or approximately $2.71 (US) per share, and by BRELSH issuing a right to Company's shareholders enabling them to acquire, for no further consideration, .05 of a share of BRELSH for each outstanding common share of the Company. To the extent that certain presently outstanding options or warrants are exercised, a further 1,640,435 common shares of the Company may be issued before the closing of the merger. If these common shares are issued, the per share cash purchase price to be paid under the merger would decrease. The rights to acquire BRELSH shares will only become exercisable if the public market capitalization of BRELSH exceeds $200,000,000 (US). They would be exercisable for a two year period, following the date they become exercisable. If the rights do not become exercisable within seven years of the completion of the merger, they will expire.

         The plan of arrangement between the two companies would be required to be approved by 75% of the total number of votes of the Company's common shareholders represented at an extraordinary general meeting of the Company. Under the letter of intent, this meeting would be required to be held on or before May 4, 1999. The closing of the merger will be contingent on the receipt of all necessary securities regulatory approvals, compliance by the parties with the Hart-Scott-Rodino Antitrust Improvements Act (if necessary), the absence of any pending or threatened litigation regarding the merger, the satisfactory completion of each parties' due diligence, and on Howard Van Pelt, the Company's President, entering into a satisfactory employment agreement with BRELSH. If the merger is approved, it is contemplated that Howard Van Pelt would become a director of BRELSH.

         The Company and BRELSH have agreed to consider alternative procedures to consummate the transaction, including a takeover bid, if an alternative procedure is determined to be more efficient and economical.

         The parties have agreed that transactions contemplated by the letter of intent must be closed on or before the later of June 1, 1999 or 40 days after the filing of any required notification under the Hart-Scott-Rodino Act. The Company has the right to terminate the obligations specified in the letter of intent by paying BRELSH the sum of $750,000 (US).

         Mr. David Brown, the Company's Chairman of the Board, Mr. Howard Van Pelt, and Mr. Clinton Rickards, a director of the Company, have each agreed with BRELSH to vote their shares in favor of the merger at the Company's extraordinary general meeting.

         Kalamazoo, based BRELSH Holdings, Inc. owns Business Forms Group, Inc., doing business as Doubleday Bros. & Co., a 100 year old supplier of electoral, governmental, educational and business printing products that services communities throughout the United States. Additionally, BRELSH owns Vista Business Forms, Inc., Oshtemo, Michigan, a 33 year old company that manufactures business forms and services its 500 distributors nationally. The addition of the Company will enhance BRELSH's printing and packaging of election equipment products throughout the world.

         The directors feel that the merger offers a favorable price to shareholders, a strong ongoing company that permits the continued participation of the Company's employees with a complementary product line and continuity of excellent service to customers for which the Company is noted.

         COMMITMENTS

         Under the terms of a lease agreement dated December 8, 1998, the Company is committed to minimum annual lease payments of $18,165 plus its share of common area costs. The lease is for a five year term to December 31, 2003, with a 5 year renewal option at an annual lease amount to be negotiated. The lease commitment is $9,083 for the year ending June 30, 1999.

YEAR 2000 ISSUE.

         DESCRIPTION OF THE ISSUE:

         The Y2K issue refers to the ability of certain date-sensitive computer chips, software, and systems to recognize a two-digit data field as belonging to the 21st century. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to the Company from its internal computer systems as well as from computer systems of third parties with which it deals. Failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business.

         YEAR 2000 ASSESSMENT:

         Management of the Company has been assessing the magnitude of the Y2K issue with respect to the Company's products, business, suppliers and customers. In conjunction with the Company's assessment of Y2K issues which might affect it, the Company has been formulating plans to address the Y2K issue, including contingencies to address unforeseen problems.

         INTERNAL BUSINESS:

         Management is currently reviewing all internal business computer systems to ensure that these systems either will be Y2K ready, or will be modified or replaced by Y2K systems.

         SUPPLIERS:

         The major suppliers to the Company are component parts distributors. Often the Company sources its products and manufacturing services from multiple, competing vendors. The Company is currently conducting reviews of all suppliers to ensure Y2K readiness of as many vendors as possible. There can be no assurance that the systems of other companies on which the Company relies will be Y2K ready on a timely basis and will not have an adverse effect on the operations of the Company. In the instances where the Company is unable to determine that its vendors have taken appropriate steps to minimize disruption due to non - Y2K readiness, the Company will consider contingency plans, including moving to currently identified alternate sources, or developing new alternative sources of supply.

         PRODUCTS:

         The Company has conducted a reality-based review of its election equipment product line for the purpose of determining the impact of Y2K. The Company's perspective on Y2K issues derives from real-world, practical experience in meeting the needs of our customers who operate in an event-driven environment. As such the Company's election tabulation hardware has been determined to be functional in the Year 2000 and beyond. The Company's recent development effort in application software has also ensured functionality in the election processing environment for the Year 2000 and beyond.

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

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings

               On August 21, 1998, Election Systems and Software, Inc. ("ES&S") filed a suit against the Registrant's wholly-owned subsidiary, Global Election Systems, Inc., a Delaware corporation, (Global USA") in the United States District Court for the District of Nebraska. Information about this suit, which the Company is vigorously defending, may be found in the Company's Form 10-qsb for the quarter ended September 30, 1998.

               Except for the ES&S lawsuit, the Registrant is not a party to any material pending legal proceedings and is not aware of any proceeding that a governmental authority is contemplating.

     Item 2.   Changes in Securities

               None

     Item 3.   Defaults Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security Holders

               The following items were submitted to a vote and approved at the Annual General Meeting held on October 28, 1998. 4,935,286 shares of the Company's common stock were represented in person and by proxy. In keeping with Canadian law, matters are voted upon by show of hands rather than by ballot.

                    Minutes of last meeting.

                    Financial Statements and Auditor's Report for the Company's fiscal year ended June 30, 1998.

                    Determine the number of the Board of Directors of the Company at five.

                    Election of Directors

                         David H. Brown
                         George H. Cobbe
                         P. Nicholas M. Glass
                         Clinton H. Rickards
                         Howard T. Van Pelt

                    Appointment of Auditor

                         Staley, Okada, Chandler & Scott, Chartered Accountants

                    Incentive Stock Options

                         The grant of options exercisable into an aggregate of 350,000 common shares in the capital of the Company.

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports on Form 8-K

               A.      Exhibits

               03.1    Memorandum and Articles of Incorporation, as amended.*

               04.1 Parts 7, 10 , 12, and 27 of the Memorandum and Articles of Incorporation, as amended, set forth in Exhibit 3.1**

               10.1 Lease agreement between Akira Industries Co. Ltd. and Global Election Systems Inc., dated December 8, 1998.

               11.1 Computation of per-share income Treasury Stock Method of Global Election Systems Inc.

               27      Financial Data Schedule

* Incorporated by reference to Exhibit 2(1) to the Company's Form 10-SB filed July 31, 1998.

** Incorporated by reference to Exhibit 3(1) to the Company's Form 10-SB filed July 31, 1998.

               B.      Reports on Form 8-K

     The Company filed no reports on Form 8-K during the second quarter of Fiscal 1999.

                                    Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

Dated:  February 16, 1999

                          Global Election Systems Inc.

                           By: /s/ Howard T. Van Pelt
                               ----------------------
                        Howard T. Van Pelt, President and
                             Chief Financial Officer

                                  EXHIBIT INDEX

               03.1    Memorandum and Articles of Incorporation, as amended.*

               04.1 Parts 7, 10 , 12, and 27 of the Memorandum and Articles of Incorporation, as amended, set forth in Exhibit 3.1**

               10.1    Lease agreement between Akira Industries Co. Ltd. and
                       Global Election Systems Inc., dated December 8, 1998.
                       Filed Electronically Herewith.

               11.1    Computation of per-share income Treasury Stock Method of
                       Global Election Systems Inc. Filed Electronically
                       Herewith.

               27      Financial Data Schedule. Filed Electronically Herewith.

* Incorporated by reference to Exhibit 2(1) to the Company's Form 10-SB filed July 31, 1998.

** Incorporated by reference to Exhibit 3(1) to the Company's Form 10-SB filed July 31, 1998.