Form 10QSB
period 1999-03-31
GLOBAL ELECTION SYSTEMS INC
filed 1999-05-14
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934
For the quarterly period ended March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 1999, the issuer had 18,483,672 shares of its common stock outstanding. Transitional Small Business Disclosure Form (check one): Yes [ ] No [x]

                                TABLE OF CONTENTS

Part 1.  FINANCIAL INFORMATION

         Item 1.           Financial Statements.

         Item 2.           Management's Discussion and Analysis.

Part 2.  OTHER INFORMATION

         Item 1.           Legal proceedings.

         Item 2.           Changes in Securities and Use of Proceeds.

         Item 3.           Defaults Upon Senior Securities.

         Item 4.           Other Information.

         Item 5.           Exhibits and Reports on Form 8-K

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

                          GLOBAL ELECTION SYSTEMS INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 QUARTER ENDING

                             31 MARCH 1999 AND 1998

                      PREPARED WITHOUT AUDIT IN U.S. FUNDS

GLOBAL ELECTION SYSTEMS INC.                                       Statement 1
INTERIM CONSOLIDATED BALANCE SHEET
AS AT 31 MARCH
Prepared without audit in U.S. Funds


ASSETS                                                                         1999              1998
                                                                           ------------      ------------
CURRENT
  Cash and short term deposits                                             $    511,762      $  1,120,041
  Accounts receivable                                                         2,484,725         3,736,594
  Contracts receivable                                                        5,591,217         3,430,275
  Deposits and prepaid expenses                                                 218,675           126,621
  Inventory                                                                   6,789,835         3,598,180
  Current portion of agreements receivable                                      248,916           447,129
                                                                           ------------      ------------
                                                                             15,845,130        12,458,840

AGREEMENTS RECEIVABLE                                                           238,275           480,430

CAPITAL ASSETS                                                                  419,243           435,857

OTHER ASSETS                                                                    832,875         1,209,498
                                                                           ------------      ------------
                                                                           $ 17,335,523      $ 14,584,625

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                 $  2,120,101      $  2,688,408
  Deferred revenue                                                              938,997           164,172
  Current portion of loans payable                                            4,888,578         2,549,410
                                                                           ------------      ------------
                                                                              7,947,676         5,401,990

LOANS PAYABLE                                                                    36,757            55,912
                                                                           ------------      ------------
                                                                              7,984,433         5,457,902

SHAREHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common voting shares, without par value
     20,000,000 convertible voting preferred shares, without par value
  Issued and fully paid:
     18,483,672 common shares (1998 - 18,457,440)                            10,126,865        10,104,539
DEFICIT - STATEMENT 2                                                          (775,775)         (977,816)
                                                                           ------------      ------------
                                                                              9,351,090         9,126,723
                                                                           ------------      ------------
                                                                           $ 17,335,523      $ 14,584,625

--------------------------------------------------------------------------------
ON BEHALF OF THE BOARD:

SIGNED:  "HOWARD T. VAN PELT"
-------------------------------------
HOWARD T. VAN PELT, DIRECTOR

SIGNED:  "CLINTON H. RICKARDS"
-------------------------------------
CLINTON H. RICKARDS, DIRECTOR

GLOBAL ELECTION SYSTEMS INC.                                       Statement 2
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD ENDED 31 MARCH
Prepared without audit in U.S. Funds

                                                                   Common          Amount        Retained            Total
                                                                   Shares                        Earnings
                                                                                                 (Deficit)
                                                                 ----------     -----------     -----------      ------------
Balance - 31 December 1993                                       13,527,237     $ 8,419,336     $(1,164,452)     $  7,254,884
Issuance of shares for name and operating assets of
   Lynro Manufacturing Corporation ($1.74 per share)                250,000         434,626              --           434,626
Issuance of shares for expenses ($0.83 per share)                    58,334          48,594              --            48,594
Issuance of shares on exercise of options ($0.48 per share)          50,000          23,904              --            23,904
Loss for the year                                                        --              --      (1,508,214)       (1,508,214)
                                                                 ----------     -----------     -----------      ------------

Balance - 31 December 1994                                       13,885,571       8,926,460      (2,672,666)        6,253,794
Issuance of shares on exercise of warrants ($0.77 per share)        203,869         156,538              --           156,538
Issuance of shares on exercise of options ($0.56 per share)         100,000          55,777              --            55,777
Loss for the year                                                        --              --      (1,042,042)       (1,042,042)
                                                                 ----------     -----------     -----------      ------------

Balance - 31 December 1995                                       14,189,440       9,138,775      (3,714,708)        5,424,067
Issuance of shares on exercise of options ($0.47 per share)         500,000         235,422              --           235,422
Loss for the year                                                        --              --      (1,736,657)       (1,736,657)
                                                                 ----------     -----------     -----------      ------------

Balance - 31 December 1996                                       14,689,440       9,374,197      (5,451,365)        3,922,832
Net income for the period                                                --              --       2,053,512         2,053,512
                                                                 ----------     -----------     -----------      ------------

Balance - 30 June 1997                                           14,689,440       9,374,197      (3,397,853)        5,976,344
Issuance of shares for name and operating assets of
   I-Mark Systems, Inc. ($0.55 per share)                         1,000,000         548,148              --           548,148
Issuance of performance shares from escrow ($0.06 per share)      2,738,000         155,562              --           155,562
Issuance of shares on exercise of options ($0.89 per share)          30,000          26,632              --            26,632
Net income for the period                                                --              --       2,420,037         2,420,037
                                                                 ----------     -----------     -----------      ------------

Balance - 31 March 1998                                          18,457,440      10,104,539        (977,816)        9,126,723
Issuance of shares on exercise of options ($0.85 per share)          25,000          21,328              --            21,328
Net income for the period                                                --              --       1,617,509         1,617,509
                                                                 ----------     -----------     -----------      ------------

Balance - 30 June 1998                                           18,482,440      10,125,867         639,693        10,765,560
Issuance of shares on exercise of options ($0.81 per share)           1,232             998              --               998
Net loss for the period                                                  --              --      (1,415,468)       (1,415,468)
                                                                 ----------     -----------     -----------      ------------

Balance - 31 March 1999                                          18,483,672     $10,126,865     $  (775,775)     $  9,351,090
                                                                 ----------     -----------     -----------      ------------

GLOBAL ELECTION SYSTEMS INC.                                      Statement 3
INTERIM CONSOLIDATED STATEMENT OF INCOME (LOSS)
FOR THE NINE MONTHS ENDED 31 MARCH
Prepared without audit in U.S. Funds

                                                        For the Quarter Ended           For the Nine Months Ended
                                                               31 March                         31 March
                                                        1999             1998            1999              1998
                                                   ------------      -----------     ------------      -----------
REVENUES
  Sales and operating income                       $  2,674,147      $ 3,923,253     $  9,320,339      $12,086,413
  Other income                                           17,749           17,822          102,780           90,606
                                                   ------------      -----------     ------------      -----------
                                                      2,691,896        3,941,075        9,423,119       12,177,019
                                                   ------------      -----------     ------------      -----------
COSTS AND EXPENSES
  Cost of sales and operating expenses                1,553,960        1,763,244        4,758,529        5,764,909
  Selling, administrative and general expenses        1,433,051        1,095,857        4,470,088        3,344,678
  Research and development expenses                     121,941           92,111          731,211          311,464
  Amortization                                           78,335          102,464          284,580          263,461
  Interest                                               90,455           23,240          200,654           72,470
                                                   ------------      -----------     ------------      -----------
                                                      3,277,742        3,076,916       10,445,062        9,756,982
                                                   ------------      -----------     ------------      -----------

INCOME (LOSS) BEFORE THE UNDERNOTED                    (585,846)         864,159       (1,021,943)       2,420,037
  Revaluation of used equipment                         131,175               --          393,525               --
                                                   ------------      -----------     ------------      -----------
NET INCOME (LOSS) FOR THE PERIOD                   $   (717,021)     $   864,159     $ (1,415,468)     $ 2,420,037
                                                   ------------      -----------     ------------      -----------

------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE - U. S. FUNDS
  Basic                                            $      (0.04)     $      0.04     $      (0.08)     $      0.14
  Fully Diluted                                    $        N/A      $      0.03     $        N/A      $      0.13
------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                            18,483,264       16,766,344
------------------------------------------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.                                     Statement 4
INTERIM CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED 31 MARCH
Prepared without audit in U.S. Funds

                                              For the Quarter Ended           For the Nine Months Ended
                                                    31 March                           31 March
                                              1999             1998             1999             1998
                                          -----------      -----------      -----------      -----------
OPERATING ACTIVITIES
  Net income (loss) for the period        $  (717,021)     $   864,159      $(1,415,468)     $ 2,420,037
  Item not affecting cash
    Amortization                               78,335          102,464          284,580          263,461
                                          -----------      -----------      -----------      -----------

                                             (638,686)         966,623       (1,130,888)       2,683,498
  Changes in non-cash working capital         216,074       (1,637,247)      (2,730,923)      (3,114,094)
                                          -----------      -----------      -----------      -----------

                                             (422,612)        (670,624)      (3,861,811)        (430,596)
                                          -----------      -----------      -----------      -----------
INVESTING ACTIVITIES
  Capital assets acquired                     (25,411)         (10,958)         (77,985)      (1,040,189)
  Agreements receivable                       156,503           77,650          466,574          383,870
                                          -----------      -----------      -----------      -----------

                                              131,092           66,692          388,589         (656,319)
                                          -----------      -----------      -----------      -----------
FINANCING ACTIVITIES
  Loans payable                               300,000        1,411,441        3,644,361        1,946,932
  Common shares issued                             --          182,194              998          182,194
                                          -----------      -----------      -----------      -----------

                                              300,000        1,593,635        3,645,359        2,129,126
                                          -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                 8,480          989,703          172,137        1,042,211
  Cash position - Beginning of period         503,282          130,338          339,625           77,830
                                          -----------      -----------      -----------      -----------

CASH POSITION - END OF PERIOD             $   511,762      $ 1,120,041      $   511,762      $ 1,120,041
                                          -----------      -----------      -----------      -----------

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

         SALES AND OPERATING INCOME.

                  Sales and other income decreased 31.7%, or $1,249,000, to $2,692,000 in the third quarter ended March 31, 1999 from $3,941,000 in the third quarter ended March 31, 1998. The sales decrease was largely attributable to customers deferring the closing of expected orders until later in this calendar year.

         COST OF SALES AND OPERATING EXPENSES.

                  Cost of sales and operating expenses decreased 11.9%, or $209,000, to $1,554,000 in the third quarter of fiscal 1999 from $1,763,000 in the third quarter of fiscal 1998. This decrease resulted in part from the decrease in sales and in part from the Company's continued efforts to efficiently utilize labor and reduce cost of parts.

         SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

                  In the third quarter ended March 31, 1999 selling, administrative and general expenses increased 30.8%, or $337,000, to $1,433,000, from $1,096,000 due to an increase in manpower and associated costs in the sales, field support and administrative areas.

         RESEARCH AND DEVELOPMENT EXPENSES.

                  Research and development expenses increased 32.4%, or $30,000, to $122,000 in the third quarter of fiscal 1999 from $92,000 in fiscal 1998. The increase was due to providing enhancements to software for the AccuVote - TS system. The Company continues to fund research and development in order to offer leading edge products to the market place.

         AMORTIZATION.

                  Amortization decreased 23.5%, or $24,000, to $78,000 in the third quarter of fiscal 1999 from $102,000 in fiscal 1998 because Lynro Manufacturing Corporation goodwill is now fully written off.

         INTEREST.

                  Interest expense increased 289.2%, or $67,000, to $90,000 in the third quarter of fiscal 1999 from $23,000 in the third quarter of fiscal 1998. The increase was within the Company's operating plan of funding current accounts receivable and resulted from interest on increased U.S. bank loans.

         REVALUATION OF USED EQUIPMENT.

                  During fiscal 1999 the Company instituted a conservative policy of writing down trade-in inventory. The trade-in inventory write off amounted to $131,000 in the third quarter of fiscal 1999. The trade-in inventory write down will continue for the next five consecutive quarters. At that time the value of the trade-in inventory is anticipated to be $0.

         EARNINGS (LOSS) PER SHARE.

                  The Company's loss for the third quarter ended March 31, 1999 was $586,000 or $(0.03) per share before a write down of $131,000 for trade-in inventory. The loss for the third quarter ended March 31, 1999 after the trade-in inventory write down was $717,000 or $(0.04) per share compared to a profit of $864,000 or $0.04 per share for the same period for fiscal 1998. The decrease in earnings per share for the 1999 fiscal period as compared to the 1998 fiscal period was due to a decrease in sales, and increases in selling, administrative and general expense, research and development expense, and interest expense, along with the write down of the trade-in inventory.

YEAR TO DATE MARCH 31, 1999 COMPARED TO YEAR TO DATE MARCH 31, 1998

         SALES AND OPERATING INCOME.

                  Year to date sales and other income for the nine months ended March 31, 1999 decreased 22.6% or $2,754,000, to $9,423,000 from $12,177,000 for the nine months ended March 31, 1998. The sales decrease was largely attributable to customers deferring the closing of expected orders until later in this calendar year.

         COST OF SALES AND OPERATING EXPENSES.

                  Year to date cost of sales and operating expenses for fiscal period 1999 decreased 17.5%, or $1,006,000, to $4,759,000 from $5,765,000 for fiscal 1998. In fiscal 1999, year to date cost of sales and operating expense as a percentage of gross revenues increased to 50.5% from 47.3% in fiscal 1998. This increase resulted in part from higher product cost for the AccuVote - TS system.

         SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

                  Year to date selling, administrative and general expenses for fiscal 1999 increased 33.6%, or $1,125,000, to $4,470,000 from $3,345,000 for fiscal 1998. The increase was due largely to election support provided in the second quarter and an increase in manpower and associated costs thereon in the sales, field support and administrative areas. In addition, expenses relating to the I-Mark asset acquisition were incurred for the whole 1999 fiscal period, whereas in the 1998 fiscal period expenses were incurred for only eight months.

         RESEARCH AND DEVELOPMENT EXPENSES.

                  Year to date research and development expenses for fiscal 1999 increased by 134.8%, or $420,000, to $731,000 from $311,000 for fiscal 1998. The increase was due to providing enhancements to software for the AccuVote - TS system. The Company continues to fund research and development in order to offer leading edge products to the market place.

         AMORTIZATION.

                  Year to date amortization for fiscal 1999 increased 8.0%, or $21,000, to $285,000 from $264,000 in fiscal 1998. This increase was due primarily to amortization of I-Mark goodwill. It should be noted Lynro Manufacturing Corporation goodwill is now fully written off.

         INTEREST.

                  Year to date interest expense for fiscal 1999 increased 176.9%, or $128,000, to $201,000 from $73,000 in fiscal 1998. The increase was within the Company's operating plan of funding current accounts receivable and resulted from interest on U.S. increased bank loans.

         REVALUATION OF USED EQUIPMENT.

                  Year to date trade-in inventory write off for fiscal 1999 increased to $394,000 from $ nil in fiscal 1999. The trade-in inventory write down will continue for the next five consecutive quarters. At that time the value of the trade-in inventory is anticipated to be $0.

         EARNINGS (LOSS) PER SHARE.

                  The Company's year to date loss for fiscal 1999 was $1,022,000 or $(0.06) per share before a write down of $394,000 for trade-in inventory. The year to date loss for fiscal 1999 after the trade-in inventory write down was $1,415,000 or $(0.08) per share compared to a profit of $2,420,000 or $0.14 per share for the same period for fiscal 1998. The decrease in earnings per share for the 1999 fiscal period as compared to the 1998 fiscal period was due to a decrease in sales, and increases in selling, administrative and general expense, research and development expense, amortization and interest expense, along with the write down of the trade-in inventory.

         LIQUIDITY AND CAPITAL RESOURCES.

                  The Company uses a combination of internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenses and operations.

                  During the period ended March 31, 1999, the Company generated most of its funding through cash flow.

                  At March 31, 1999, the Company's cash totaled $511,762, an increase of $8,480 from December 31, 1998. Accounts and contracts receivable increased to $8,076,000 at March 31, 1999 from $7,578,000 at December 31, 1998.
Due to the nature of the Company's business, timing of payments on large contracts may vary significantly, causing significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon delivery dates for voting systems. At March 31, 1999, inventory amounted to $6,790,000, a decrease of $ 72,000 from December 31, 1998. Inventory has increased due to the addition of the AccuVote - TS system, a new product introduced in fiscal 1999.

                  The Company has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At March 31, 1999, agreements receivable less current portion amounted to $238,000, a decrease of $114,000 from December 31, 1998. These agreements are repaid at varying terms and with varying interest rates determined on a case by case basis. Historically, the Company has not experienced any default in connection with agreements due from customers.

                  The Company currently has four loans outstanding, three with Western Bank, Albuquerque, New Mexico, and one loan with Hibernia National Bank of Texas, McKinney, Texas. One loan in the amount of $361,700 is secured by a loan receivable amounting to $492,615. This loan bears an interest rate of Western Bank of Albuquerque Prime Rate and is due November 15, 2000. A second loan in the amount of $55,135 is secured by a specific Global USA contract in the amount of $66,940. This loan bears an interest rate of Western Bank of Albuquerque Prime Rate and is due July 1, 2001. A third loan in the amount of $1,508,500 is secured by a specific Global USA contract in the amount of $2,152,488 and bears an interest rate of Western Bank of Albuquerque Prime Rate plus 1% and is due July 26, 1999. The final loan with Hibernia National Bank of Texas in the amount of $3,000,000, is secured by a blanket assignment of accounts receivable, and bears an interest rate of The Wall Street Journal Prime Rate and is due October 12, 1999. The loans are used for working capital.

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

         SUBSEQUENT EVENT.

                        On April 22, 1999 the Company increased the loan with Hibernia Bank of Texas by $600,000 to $3,600,000. The increased amount of $600,000 is to be available for a period of ninety (90) days which availability shall be terminated on July 20, 1999. The additional loan bears interest at The Wall Street Journal Prime Rate.

YEAR 2000 ISSUE.

                  DESCRIPTION OF THE ISSUE:

                  The Y2K issue refers to the ability of certain date - sensitive computer chips, software, and systems to recognize a two - digit data field as belonging to the 21st century. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to the Company from its internal computer systems as well as from computer systems of third parties with which it deals. Failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business.

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

                  SUPPLIERS:

                  The major suppliers to the Company are component parts distributors. Often the Company sources its products and manufacturing services from multiple, competing vendors. The Company is currently conducting reviews of all suppliers to ensure Y2K readiness of as many vendors as possible. There can be no assurance that the systems of other companies on which the Company relies will be Y2K ready on a timely basis and will not have an adverse effect on the operations of the Company. In the instances where the Company is unable to determine that its vendors have taken appropriate steps to minimize disruption due to non- Y2K readiness, the Company will consider contingency plans, including moving to currently identified alternate sources, or developing new alternative sources of supply.

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

                  COST ESTIMATES:

                  The Company has not been required to incur costs for Y2K remedial work and has not set aside any contingency fund to deal with any contingencies, which may arise. The costs for Y2K compliance are based upon management's best estimates, which were derived from numerous assumptions about future events, including third-party modification plans and other factors. However, the Company cannot guarantee that those estimates will be accurate and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to identify and correct all relevant computer codes.

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings

                           The only litigation to which Global Election Systems
                  Inc. is a party defendant that could have a significant impact upon the economic status of the corporation is the case captioned Election Systems & Software, Inc., Election Products, Inc and ILJ Corp. vs I-Mark Systems, Inc and Global Election Systems, Inc., Case No. 8:98 CV 425, filed in the United States District Court for the District of Nebraska.

                           This case is still in the discovery stage, but the
                  plaintiffs have indicated that they may dismiss the case, as it now appears that the I-Mark/Global product does not infringe upon the patents held by the plaintiffs. Management intends to continue to litigate this matter in order to defend Global's technology, unless and until plaintiffs dismiss it or other action dispositive of the issues is taken, and to seek reimbursement for fees and costs from the plaintiffs. Management believes that Global has no liability in this matter.

         Item 2.           Changes in Securities

                           None

         Item 3.           Defaults Upon Senior Securities

                           None

         Item 4.           Other Information

                           On May 5, 1999, Global Election Systems Inc.
announced that it had entered into a new Letter of Intent with BRELSH Holdings, Inc. Global intends to purchase all of the outstanding shares of BRELSH Holdings, Inc. and two other unnamed companies with which BRELSH has signed letters of intent.

                           Global and BRELSH will attempt to obtain financing of
approximately US $50 million to be used by Global to purchase the BRELSH shares and to partially redeem Global shares on a pro rata basis. The redemption price will be approximately US $2.48 per share.

                           The above transactions are subject to board and
shareholder approval of both companies, in addition to fairness opinions from neutral evaluators.

         Item 5.           Exhibits and Reports on Form 8-K

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


Dated:  May 14, 1999
                                        Global Election Systems Inc.

                                        By: /s/ Howard T. Van Pelt
                                           ----------------------------------
                                           Howard T. Van Pelt, President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION

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