Form 10KSB
period 1999-06-30
GLOBAL ELECTION SYSTEMS INC
filed 1999-09-28
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
For the Fiscal Year Ended June 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act of 1934 For the transition period from _____ to _____

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

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Act:

COMMON STOCK, WITHOUT PAR VALUE

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ] (issuer not subject to filing requirements for past 90 days)

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation 405 is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $18,310,147.

         The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 1999 was C$48,981,731 (based on the closing sale price on the Toronto Stock Exchange on June 30, 1999 of C$2.65). This calculation does not reflect a determination that persons are affiliates for any other purposes.

         At June 30, 1999, there were 18,483,672 of the registrant's voting shares issued and outstanding.

         Documents incorporated by reference: None

         Transitional Small Business Disclosure Format (check one):
                                                                Yes [ ]  No  [X]

                          GLOBAL ELECTION SYSTEMS INC.
                                   Form 10-KSB
                     For the Fiscal Year Ended June 30, 1999

                                TABLE OF CONTENTS

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS
         ITEM 2.  DESCRIPTION OF PROPERTY
         ITEM 3.  LEGAL PROCEEDINGS
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
         ITEM 7.  FINANCIAL STATEMENTS
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

PART III
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         ITEM 10. EXECUTIVE COMPENSATION
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Global Election Systems Inc. (the "Company") is a leading manufacturer and distributor, through its wholly owned United States subsidiary, Global Election Systems, Inc., ("Global USA") of state of the art computerized electronic election management systems. The Company's signature products are the ES-2000 AccuVote optical scan voting system ("AccuVote - OS"), and the paperless AccuVote touch screen voting system (AccuVote - TS"), using a special voter access card ("Smart Card"). The AccuVote - OS voting system and the AccuVote - TS voting system are stand-alone voting systems. They are both classified as precinct count and central accumulation systems and have functionality that permits management control of the voting process from ballot preparation to verification of results. The AccuVote - TS which is a "paperless DRE" (Direct Record Equipment), was added to the Company's product line in 1997 when the Company acquired all of the assets of I-Mark Systems, Inc.

The Company was formed in British Columbia, Canada on November 22, 1991. Global USA was incorporated in Delaware in 1991. The address of the Company's executive offices is 1611 Wilmeth Road, McKinney, TX 75069; and its telephone number is
(972) 542-6000. The Company's no par value common stock ("Common Stock") is traded on the Toronto Exchange under the symbol GSM. Reference in this document to the "Company" includes its wholly owned subsidiary, Global USA, unless the context otherwise requires. All funds are reported in U.S. dollars unless otherwise specified. Canadian funds are designated by "C$".

INDUSTRY OVERVIEW

Elections are held under the auspices of various governmental systems, especially those in democratic countries. Until the 1960's, almost all elections were conducted with manually counted paper ballots and lever-activated mechanical voting machines. Lever machines, which were bulky, heavy and consisted of over 800 moving parts, required significant maintenance and were expensive to warehouse. This method of voting and tallying votes, in addition to being cumbersome and inefficient, was susceptible to inaccuracies, significant time delays, and other difficulties. In 1964, the Votomatic punch card voting system was patented. While this system has not been actively manufactured since the mid -1980's, it remains the most widely used system in North America. In the early 1980's, optical scan voting systems were introduced and began to penetrate the election equipment marketplace on a relatively small scale.

In recent years, the election industry has begun to computerize in response to increased public acceptance and familiarity with using computers. Computers offer the opportunity to count ballots accurately and quickly. Additionally, computer technology has created the potential for more convenient methods of voting and has provided avenues to encourage more voter participation. Service and support have also become increasingly important components of the newer, technologically advanced voting systems. Even though technology is being accepted more readily, many voting systems being marketed continue to lag in the application of state-of-the-art computer technology, and have lacked durability and flexible functionality.

GLOBAL ELECTION SYSTEMS' STRATEGY

As previously noted, the Company is a leading manufacturer and distributor of state-of-the-art computerized electronic voting systems. Only three major election system companies actively market and sell products in the United States and Canada, and sales are a matter of public record. The Company capitalizes on its advanced product design, and customer support to market its election systems to voting jurisdictions throughout North America. Its objective is to become a leading supplier of comprehensive voter registration and election systems to governments in the United States, Canada, and around the world. The Company believes that the continuing need for accurate, efficient election systems and the increasingly recognized need for the voting process to be highly voter accessible and simple to use should provide numerous opportunities for the Company to expand the scope of its activity.

* Expand Market Penetration Through Internal Growth

The Company has achieved growth in its market and has expanded its market through continual innovation in and expansion of its product line and aggressive marketing of its election systems to increasingly populous voting jurisdictions. The Company has increased its market share by providing its proven voting systems plus election-related products such as voter registration systems. It also seeks avenues to apply its standard products to other governmental related processes such as vehicle registration and welfare systems.

* Compliment Internal Growth Through Acquisition or Selling Arrangements

The Company has developed its business, in part, through acquisition of an election products company. It has also entered into marketing agreements with other companies that produce leading edge technology products that compliment the Company's standard product line. These acquisitions and marketing agreements have provided opportunities for the Company to expand its customer base into more populous jurisdictions.

* Continued Technology Innovation and Integration

The Company maintains an active, on-going research and development program to improve product performance and provide innovative solutions to the needs of the voting jurisdictions and other governmental applications. For example, while continually upgrading its existing products, the Company has developed a comprehensive Windows NTR-based application software program to anchor its product line. It is currently in the process of adapting biometric authorization technology to increase voter security and pave the way for Internet voting. The Company is also pursuing methods of providing unattended voting opportunities in much the same manner as ATM's provide banking services to the general public. All of the products offered by the Company are designed to integrate the entire election process, from voter registration and election management through tabulation and reporting of election results.

* International Sales

The Company seeks to sell its full line of election-related systems throughout North America and globally. The Company believes, based on past experience, that the market for election systems in Central and South America is expanding.

* Customer Support

Customer support is a significant part of the Company's marketing strategy and its system sales. The Company intends to continue its commitment to, and to enhance, its pre-election through post-election assistance to its customers. It offers service contracts for all aspects of the election process, including election management training, assistance with the conduct of elections, programming services plus standard extended warranty and support agreements.

GLOBAL ELECTION SYSTEMS' PRODUCTS

The products currently offered by the Company include optical scan and touch screen voting systems, plus related voter registration systems supplied through cooperative marketing agreements with third party companies.

State-of-the-Art Computerized Electronic Voting Systems

The Company's signature product is its patented AccuVote ES-2000 Election System. The AccuVote system, patented in Canada and the United States, automates all facets of election administration from initial ballot layout through certification of results. The ballot-processing unit optically scans marked voted paper ballots and produces printed precinct level results immediately after the polls close. Totals are captured on a memory card and transferred to the counting center or sent from the precinct tabulator directly to the host computer over a modem using common carrier lines. Designed for security and integrity, the ballot-processing unit is compact and lightweight and is easily transported to and from the polling place.

GEMS application software automates the entire election administration cycle from ballot layout through certification of results. GEMS software is used to define all election-specific parameters.

Direct Record Voting System. The Company offers additional, technologically advanced election products with its innovative AccuVote - TS (touch screen) system. The system is anchored by smart card technology that stores voter identification information, allowing the automatic selection of any ballot style for any voter at any polling place. The Voter Access Card can permit the placement of voting stations in places where people assemble, like shopping malls, rather than in specific precinct locations.

AccuVote - OS and AccuVote - TS can be used as a blended system, permitting flexibility in solving the particular problems and requirements of a voting jurisdiction. For instance, AccuVote - TS can be used for early voting, where its capacity to store all ballot styles allows early voters from all precincts to insert Smart Cards into the same unit to select their particular precinct ballot. AccuVote systems can be used at the precinct level during the election. The vote tallies from both the AccuVote - OS and AccuVote - TS units are then sent to a host computer to be combined to determine the election result.

AccuVote - OS and AccuVote - TS units have a list price of approximately $6,500 per unit, to which quantity discounts and additional products may be applied, depending upon the needs and size of the election district.

Other Product Arrangements. The Company occasionally makes arrangements with companies producing other products that are complementary to and enhance the Company's product offering to a particular voting jurisdiction. For instance, in King County, Washington, the Company is providing, through a license, additional voter registration software. These arrangements are generally made on a case-by-case basis, depending on the need and size of a voting jurisdiction.

Backlog. At fiscal year end June 30, 1999, the Company had a backlog of approximately $2,280,000, of orders for its AccuVote - OS, AccuVote - TS and Smart Card products. This backlog compared to a backlog of $950,000 on June 30, 1998. Backlogs are principally the result of customer-scheduled shipment dates, which are usually a period of months after the contract date and which may also be in installments. The increase in the backlog is attributable primarily to increased sales and to the timing of delivery schedules. All backlog orders are expected to be filled during fiscal year 2000.

CUSTOMER SUPPORT SERVICES

The Company emphasizes continuing service support to its customers. These services begin with initial equipment acceptance and testing and continue through on-site Election Day and election night support. Some election-specific services provided by the Company are pre-election consultation, ballot design/layout programming assistance, precinct worker training, voter education assistance, system testing and verification, and on-site Election Day and election night support.

CUSTOMERS

The Company's customers include over 700 voting jurisdictions in the United States and Canada. Recent contract awards include El Paso County, Colorado, Fresno County, California and Brevard County, Florida. During the twelve months ended June 30, 1999, El Paso County, Colorado and Fresno County, California together, accounted for approximately 20% of Company revenues. During the fiscal year ended June 30, 1998, King County, Washington accounted for approximately 20% of the Company's revenues. During the fiscal year ended June 30, 1997 (a short year end), Jefferson County, Kentucky accounted for approximately 30% of the Company's revenues.

SALES AND MARKETING

The Company markets its products both domestically and internationally to governments. Because of the close involvement of the Company in the use of its election systems by customer governments and the Company's desire to maintain a high level of contact and service, sales are made by salaried, commissioned salespersons employed by the Company and assigned to various territories. Salespersons work directly with the election officials in each Territory to close and implement sales. At June 30, 1999, the Company employed 17 of these salespersons, who were assigned to specific territories in the United States and Canada. The Company also has six resellers, which are established in the election business and have contracts for specific territories. Sales outside the United States and Canada are supervised by the Company's sales staff. The Company plans to use in-country representatives in these countries, but currently has none.

Payment for sales is typically made in United States and Canadian dollars. As a result, the Company's actual receipts are subject to fluctuation based upon currency exchange rates between the United States and Canada and, should the Company accept payment in another currency, to the fluctuations in that currency's exchange rate.

The Company, because it sells election products and services, could tend to operate on a two-year business cycle because in the United States, a substantially larger number of elections for public office are held in even-numbered years than in odd-numbered years. As a result, revenues and underlying production and support activities for a majority of the Company's Products and services could significantly increase or decrease in accordance with the election cycle. However, because the Company's fiscal year ends June 30, and because many voting jurisdictions now attempt to purchase election products and services following an election, the Company believes that it has to some extent ameliorated the possible effect of the United States' biennial election cycle. Also, in Canada, elections are conducted on an irregular schedule, which differs in and among national, provincial and municipal elections. Thus, the Company's Canadian business may also be expected to ameliorate any United States cyclically.

RESEARCH AND DEVELOPMENT

The Company expended approximately $857,057, $483,437 and $184,414 for research and development during the fiscal years ended June 30, 1999, June 30, 1998, and June 30, 1997, (a short year end) respectively. All of the Company's in-house research efforts are conducted at its facilities in Vancouver, Canada, and McKinney, Texas.

COMPETITION

The election system market is defined by the voting needs and specifications of voting jurisdictions. In that regard, sales, and therefore competition, are directed to Secretaries of State and election officials in each voting jurisdiction who issue requests for proposals in which desired specifications are set forth. Responsive bids are submitted to these officials and other specified reviewers for their evaluation and the selection of the company awarded the project. Competitive factors include accuracy, security and speed of voting and tallying of votes, ease of use of the system, flexibility in ballot preparation, cost and customer support. Because of its ability to offer a complete, state of the art, integrated election system which can be tailored to the customer's needs, the Company believes it is able to compete in all major areas of the election systems market. See "Risk Factors: Global competes with larger, well-established companies" for additional information on competitors.

In North America, the Company competes primarily with moderately sized companies (some of which are affiliates of much larger companies) in the overall election system market and with some small companies who offer some aspect otherwise included in the overall system, such as voting equipment. The Company's largest competitors in the North American election system market are Sequoia Pacific Systems, Inc. ("Sequoia"), a subsidiary of Jefferson Smurfit, and ES&S ("ESS"). ESS and Sequoia offer local and state election management systems, optical scan ballot tallying and reporting, and election information management software. Microvote, Inc., of Indianapolis, offers a direct record voting system. The Company also competes with a number of companies, including those mentioned previously, which produce and sell products designed to provide specific election-related functions.

MANUFACTURING

The Company assembles its AccuVote - OS product at its recently-opened plant in McKinney, Texas, and contracts for the assembly of its AccuVote - TS system. With the exception of its visible light optical reader (which it obtains from another source but could replace with an in-house product) and its ballot box (for which the Company owns the molds and could obtain an alternate manufacturer), the Company obtains components for its products largely from various off-the-shelf vendors of electronic components, any of which could be replaced by another vendor should the need present itself.

INTELLECTUAL PROPERTY

PATENTS

The Company holds the United States and Canadian patents, the rights to which it purchased in 1991, on its AccuVote ES-2000 system ("Patent"). The United States patent expires on April 24, 2006. Except for the Patent, the Company has not sought patent protection for its technology, even though it believes that some of its processes and equipment are proprietary to it. The Company has relied upon industrial know-how, and trade secret laws. The Company cannot assure that its proprietary processes and equipment will provide it with sufficient competitive advantage to overcome its lack of patent protection, nor can it assure that others will not independently develop equivalent or superior products or technology. Also, the Company cannot assure that it will be able to establish trade secret protection or those trade secret obligations will be honored. To the extent that consultants, employees and other parties apply technological information developed independently by them or others to Company projects, disputes may arise as to the proprietary rights to that information, which may not be resolved in favor of the Company. It is also possible that litigation may be necessary to enforce the Company's proprietary rights, to protect its trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement. Litigation of that nature could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operation.

Patent applications in the United States are not disclosed until the patents issue; therefore, patent applications could have been filed which relate to the Company's processes and equipment. The Company does not believe that it infringes any patents of which it is aware; however, it cannot assure that patent infringement claims will not be asserted against the Company. These claims, if asserted, could have a material adverse effect on the Company's business, financial condition or results of operation. If infringement or invalidity claims were to be asserted against the Company, litigation could become necessary to defend the Company against those claims. In certain circumstances, the Company might choose to seek to obtain a license under the third party's intellectual property rights, which the Company cannot assure would be available, if at all, on terms acceptable to the Company.

TRADEMARKS AND TRADENAMES

The Company has no registered trademarks or trade names, but claims proprietary rights to AccuVote and Global Election Systems. Trademark registration applications have been filed for AccuVote and Global Election Systems in the United States, but no assurance can be given that these trademarks will issue.

GOVERNMENT REGULATION

The Company's products are sold almost exclusively to governmental units. The Company's AccuVote - OS and AccuVote - TS election products meet or exceed United States Federal Election Commission ("FEC") standards and are required to be, and are, tested to FEC standards by Wylie Labs, the industry's designated Independent Testing Authority. In the United States, election systems must also be certified in each State where they are used. Currently, one or the other or both of the Company's systems are certified in 35 States. Canada does not require testing and certification.

Each governmental unit to which the Company markets its products specifies its own particular requirements for system operation. Without exception, the Company's customers seek, and require, tamper-proof, efficient, confidential and expeditious election equipment and systems. These requirements and others typically are embodied in the customer's Request for Proposal ("RFP"), issued to solicit bids from the Company and others. Because the Company must be able to respond with complying bids to RFP's, the Company must continually monitor, adapt to, anticipate and design for changes in specifications and in the expectations that governmental units have for efficient systems. For example, in the United States, promoting and increasing voter participation is a concern of many jurisdictions. As a result, enhancing convenience and opportunity to vote are increasingly important. The Company's products are a direct response to these changing needs. To the extent that the Company is or becomes unable to anticipate or respond to the concerns of jurisdictions, its ability to submit responsive bids to RFP's will be impeded.

Because the Company is incorporated and does business in British Columbia and its subsidiary, Global USA, is incorporated in the State of Delaware and does business in the United States and internationally, the Company as a whole is subject to both Canadian and United States tax laws. Additionally, the Company must comply with the taxation, export and import, currency, and other laws of each country in which it sells products or otherwise does Business. These laws can be burdensome. To the extent that the Company is unable or unwilling to comply, its business in a particular country may be expected to be materially adversely affected.

WARRANTIES

Key to all elections is the reliability of the system, including the voting equipment, accuracy of voting results, and accuracy of tallying of results. The Company's equipment is designed to optimize this reliability. The Company warrants its election systems for a period of one year from purchase, unless another period is specified by the RFP from a voting jurisdiction. The Company self-insures against warranty claims. The Company has never been the subject of any material warranty claims and has generally repaired or replaced malfunctioning equipment in the pre-election stage; however, if a claim were to be made and to prevail, a lack or insufficiency of insurance coverage could have a material adverse effect on the Company. However, all contracts with customers require insurance to be in place before execution of the contract.

ENVIRONMENTAL COMPLIANCE

The Company operates a manufacturing plant in McKinney, Texas. Although its manufacturing consists largely of parts assembly, the Company is required to comply with United States and Texas environmental and Occupational Safety and Health Act requirements applicable to electronics manufacturing operations in general, including, for example, storage, marking, and disposal of various products used for cleaning parts to be assembled. Although the Company takes appropriate measures to comply with these requirements, violations can occur. The New York Department of Environmental Conservation cited the Company once for alleged violation of certain storage and marking, and disposal requirements applicable to two of these substances used at its former New York manufacturing facility. The Company responded immediately to correct the situation. The Company believes that its compliance programs are adequate, but cannot assure that no problems will arise in the future, some of which could have a material adverse impact on the Company and its business.

EMPLOYEES

As of June 30, 1999, the Company had approximately 72 employees, of whom all were full-time, at its three locations in Canada and the United States. Of the full-time employees, 11 were in executive and administrative positions, 17 were in sales, marketing and customer relations, 9 were in research and development, 21 were in manufacturing, and 14 were in field customer support.

RISK FACTORS

In addition to the matters set forth in the foregoing discussion of the Company's business, the operations and financial performance of the Company are subject to the risks, among others, described below.

FLUCTUATIONS IN OPERATING RESULTS MAY AFFECT REVENUES IN NON-ELECTION YEARS. Sales of election products and services tend to occur on a two-year business cycle because in the United States a substantially larger number of elections for public office are held in even-numbered years. As a result, revenues and underlying production and support activities for a majority of Global's products and services could significantly increase or decrease in accordance with these cycles. Some of the reasons for these fluctuations, many of which are beyond Global's control, include:
         The timing of customer orders;
         Delays in shipment due to component shortages or defects, which must be remedied;
         Production problems;
         Cancellation of orders; and
         Regulatory changes.

For additional reasons for certain fluctuations see "Description of Business Sales and Marketing".

GLOBAL'S MANAGEMENT AND FINANCIAL CONTROLS, PERSONNEL AND OTHER CORPORATE SUPPORT SYSTEMS MAY NOT BE ADEQUATE TO INTEGRATE FULLY ACQUIRED BUSINESSES AND DISTRIBUTORSHIPS. One of the Company's strategies is to increase its scope of business and the product lines it offers by acquiring other election businesses and products or entering into distributorship or similar arrangements with other producers. The company cannot assure that its management and financial controls, personnel, and other corporate support systems will be adequate to manage the increase in the size and diversity of scope of the Company's operations as a result of any such acquisition or distributorship. Also, the Company cannot assure that the acquisition or distributorship arrangement will be accretive to earnings. By its nature, a distributorship does not give the Company complete control over the distributed products' manufacturing, shipment or quality, all of which are the responsibility of the manufacturer. Problems in any of these areas should they occur, could materially adversely affect the Company and its business.

If and when appropriate acquisition opportunities, some of which could be material, arise, the Company intends to pursue them actively. No assurance can be given that any acquisition by the Company will or will not occur, that if such an acquisition does occur that it will not, despite the Company's efforts, materially and adversely affect the Company, or that any such acquisition will be successful in enhancing the Company's business.

GLOBAL'S PRODUCTS ARE DEPENDENT UPON SATISFACTORY TESTING AND CERTIFICATION BEFORE SALES MAY BE MADE IN A VOTING JURISDICTION. In the United States, the Company's ability to respond to RFP's from voting jurisdictions and to make sales to those jurisdictions is dependent upon satisfactory completion of testing of the AccuVote - OS and AccuVote - TS (and similar future products or variations) by Wyle Labs, the industry's designated Independent Testing Authority and upon certification by each State. If for some reason not now known or anticipated, a product did not test satisfactorily, the Company's business could be materially adversely affected to the extent it was unable to offer and sell that product. Similarly, the failure of a product to be certified in a State would prevent the sale of the product in that State and the voting jurisdictions in that State.

Because the Company deals with governmental authorities in making offers and sales of its products, it can also be adversely affected by changes in those authorities, revisions to or promulgation of new requirements and standards in a State, and unanticipated or unforeseen impediments in the bidding, award and implementation process.

POTENTIAL YEAR 2000 PROBLEMS COULD MATERIALLY ADVERSELY AFFECT GLOBAL AND ITS BUSINESS. The Year 2000 ("Y2K") issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century.

Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, or send invoices, or engage in other normal business activities. This is a significant issue for most, if not all, companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to the Company from its internal computer systems as well as from computer systems of third parties with which it deals. Failure of the Company or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business. See "Management's Discussion and Analysis: Year 2000 Issue" for more information.


INTERNATIONAL SALES MAY SUBJECT THE COMPANY TO CERTAIN POLITICAL, ECONOMIC AND OTHER UNCERTAINTIES. The Company sells its election systems primarily in the United States and Canada, but intends to market actively to other countries throughout the world, particularly in Latin America. Sales of the Company's election systems will subject it to various governmental regulations, exports controls, and the normal risks involved in international sales. Sales of products and services in Latin America and elsewhere are subject to political, economic and other uncertainties, including, among others, risk of war, revolution, expropriation, renegotiation or modification of existing contracts, election laws and regulations, standards and tariffs, and taxation policies, as well as international monetary fluctuations which may make payment in United States dollars more expensive for foreign customers, and other uncertainties and trade barriers.

DECLINES IN THE VALUE OF OTHER CURRENCIES AGAINST THE U.S. DOLLAR WILL DECREASE EARNINGS FROM SALES IN THOSE CURRENCIES WHEN STATED IN U.S. DOLLARS. Substantially all of the Company's revenues to date have been received in United States and Canadian dollars; however, some sales in the future may be in other currencies. Any decline in the value of other currencies in which the Company makes sales against the United States dollar will have the effect of decreasing the Company's earnings when stated in United States dollars. The Company does not engage in any hedging transactions that might have the effect of minimizing the consequences of currency fluctuations (which are not currently material) and does not intend to do so in the immediate future.

GLOBAL AND GLOBAL USA MAY BE SUBJECT TO VARIOUS TAX PENALTIES BECAUSE OF TRANSFER PRICE ARRANGEMENTS. The Company and Global USA have entered into various agreements between themselves with respect to the transfer of technology, services and manufactured product. Because the Company is generally subject only to Canadian taxation and Global USA is generally subject only to U.S. taxation, issues of transfer pricing arise. Both the Canadian and U.S. tax authorities generally require that pricing arrangements between the Company and Global USA be entered into on a fair market basis. Further, Canada now requires that contemporaneous documentation be completed evidencing the arrangements. While the Company is attempting to meet its obligations in this regard, the Company could be subject to various penalties, and increased tax, if the taxing authorities take issue with the transfer pricing arrangements reached between the Company and Global USA. Because appropriate transfer prices cannot be arrived at with certainty, there is no assurance that the taxing authorities would agree with the Company's transfer pricing arrangements.

POLITICAL INSTABILITY COULD MATERIALLY ADVERSELY AFFECT GLOBAL'S INTERNATIONAL BUSINESS. The political and economic instability in some countries in Latin America and elsewhere could result in the adoption of new trade policies or lead to trade disputes, which could materially adversely affect the Company and its business. The Company has no insurance against political instability.

GLOBAL COMPETES WITH LARGER, WELL-ESTABLISHED COMPANIES. These companies have financial, and could develop technological and marketing, resources that are significantly greater than the Company's and may have established relationships with customers or potential customers that afford them a competitive advantage. The Company cannot assure that it will be able to compete effectively in its future markets or that competitive pressures will not adversely affect its business, financial condition or results of operations. Please see "--Competition" above for more information.


GLOBAL DOES NOT HAVE PATENT PROTECTION FOR ITS PROPRIETARY INTELLECTUAL PROPERTY OTHER THAN THE ACCUVOTE - OS, AND, THEREFORE, DISPUTES COULD ARISE AS TO ITS OWNERSHIP OF AND THE SCOPE OF ITS RIGHTS TO THAT INTELLECTUAL PROPERTY. These disputes, as well as any that might arise as to the patented technology, may not be resolved in the Company's favor and could be very expensive to resolve. Please see "--Intellectual Property" above for more information.

THE SUCCESS OF THE COMPANY IS DEPENDENT UPON THE SERVICES OF ITS PRESIDENT, MR. VAN PELT, ITS VICE PRESIDENT OF OPERATIONS, MR. ENSMINGER, AND ITS VICE PRESIDENT OF SALES / MARKETING / BUSINESS DEVELOPMENT, MR. UROSEVICH. The Company has employment agreements with Mr. Van Pelt and Mr. Urosevich, but not Mr. Ensminger. The Company has no key man insurance with respect to any of these persons. The loss of the services of any one of them for any reason could materially impede the Company's marketing effort and strategic planning.

EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS COULD DILUTE EARNINGS. As of June 30, 1999, the Company had 1,473,768 options and 166,667 warrants for Common Stock outstanding. To the extent that any outstanding options and warrants for Common Stock are exercised, there will be additional dilution in excess of that resulting from use of common and common equivalent shares in earnings calculations.

GLOBAL HAS NO ACTIVE MARKET FOR ITS COMMON STOCK IN THE UNITED STATES AND ONE MAY NOT DEVELOP. THE MARKET PRICE MAY ALSO BE VOLATILE. The Company's Common Stock is traded on the Toronto (Canada) Exchange and is expected to trade on the Nasdaq electronic bulletin board. While a public market for the Company's Common Stock currently exists in Canada, no such market exists in the United States as yet, even though the Common Stock has been registered under Section 12(g) of the Securities Exchange Act of 1934, and the Company cannot assure that any market for the Common Stock will develop in the United States. The number of freely traded shares in the Canadian market is 12,187,637, and the number of shares expected to be in the United States market is 6,259,294, about 33.9 % of the 18,483,672 shares of Common Stock outstanding at June 30, 1999. However, trading volume in the four weeks ended June 30, 1999 in Canada averaged 15,871 shares traded per day. Thus, even though a substantial percentage of the Company's outstanding shares could be traded, trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. In addition, the Nasdaq electronic bulletin board has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of he Common Stock without regard to the operating performance of the Company. The Company believes that factors such as quarterly and annual fluctuations in financial results, announcements by competitors, or changes in securities analysts' recommendations may cause the market price to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of the Common Stock. Please see "Part II. Item
5. "Market For Common Equity and Related Stockholder Matters" for more information.

FUTURE SALES BY EXISTING SHAREHOLDERS COULD ADVERSELY AFFECT THE PREVAILING MARKET PRICE OF THE COMMON STOCK. At June 30, 1999, the Company had 18,483,672 shares of Common Stock outstanding, of which 1,473,768 shares issued or to be issued under an employee option plan will be eligible for sale.


In addition, the authorized capital of the Company includes 20,000,000 shares of Preferred Stock, none of which had been issued as of June 30, 1999. However, the Board of Directors may determine at any time and from time to time to set the terms and preferences of the Preferred Stock, or a series of it, and to issue it, subject to approval of the Toronto Stock Exchange.

GLOBAL HAS NEVER PAID CASH DIVIDENDS ON ITS COMMON STOCK AND DOES NOT EXPECT TO DO SO FOR THE FORESEEABLE FUTURE. The Company intends to retain future earnings, if any, to provide funds for business operations and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases office and manufacturing facilities in McKinney, Texas, in Omaha, Nebraska and Vancouver, British Columbia. The Company's standard practice is to lease its facilities, and to insure the facilities and their contents under an insurance plan.

The McKinney, Texas, leased facility consists of about 13,050 square feet in a stand-alone, one-story building. This facility includes the Company's manufacturing operations and its United States corporate headquarters. The current capacity utilization of the manufacturing area is about 100%. Management anticipates that this facility may be expanded at some time during the next fiscal year. The lease term commenced on August 1, 1997 and continues for a period of five years, with two five-year options to renew.

The Vancouver, British Columbia leased facility consists of about 2,785 square feet in an office building. This facility houses the Company's Canadian corporate headquarters and most of its research and development activities. The lease term commenced on January 1, 1998 and continues for a period of five years, with a five-year option to renew at an annual rent to be negotiated.

The Omaha, Nebraska leased facility consists of approximately 610 square feet. The facility is used for field support. The lease term has been extended commencing on September 1, 1999 and continues for a period of two years.

ITEM 3.  LEGAL PROCEEDINGS

At June 30, 1999, the end of the last fiscal year, the Company was not a party to any material pending legal proceedings and knew of no proceedings contemplated by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY

The Company's Common Stock is traded on the Toronto Stock Exchange under the symbol "GSM". The Company's Common Stock is not traded on an established public trading market in the United States. The following table sets forth for the periods indicated the high and low closing prices of the Company's Common Stock as reported by the Toronto Stock Exchange, in Canadian funds.

                                            HIGH     LOW
                                            ----     ---
Fiscal Year 1998
       Quarter ended September 30, 1997     1.50    0.45
       Quarter ended December 31, 1997      2.15    1.38
       Quarter ended March 31, 1998         2.05    1.35
       Quarter ended June 30, 1998          3.65    1.68
Fiscal year 1999
       Quarter ended September 30, 1998     3.90    2.01
       Quarter ended December 31, 1998      3.48    1.93
       Quarter ended March 31, 1999         3.50    2.10
       Quarter ended June 30, 1999          2.85    2.00

The last sale price of the Company's Common Stock on September 14, 1999 as reported on the Toronto [Canada] Stock Exchange was C$2.65 per share. As of June 30, 1999, there were approximately 692 holders of record of the Company's Common Stock, of whom approximately 53.8 % were in the United States. At that date, approximately 33.9 % of the outstanding 18,483,672 shares of Common Stock were held in the United States. The Company has no issued and outstanding Preferred Stock.

ABSENCE OF DIVIDENDS

Since its inception, the Company has not paid cash dividends on it Common Stock. The Company intends to retain future earnings, if any, to provide funds for business operations and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company is not subject to any restrictions (not imposed by law on corporations generally) that limit its ability to pay dividends on its Common Stock.


RECENT SALES OF UNREGISTERED SECURITIES

From July 1, 1998 to June 30, 1999, the Registrant issued the following securities without registration under the Securities Act of 1933, pursuant to exemptions from registration under that Act:

DATE                          ISSUANCE                             EXEMPTION
                                                                  RELIED UPON
10/15/98     Options for 205,000 shares issued to 5 employees   Section 4 (2):
                                                                Employees had
                                                                All information
                                                                required to make an
                                                                informed investment
                                                                decision.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION

The discussion and analysis of the operating results and the financial position of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the notes to them. See "Consolidated Financial Statements". The financial statements have been prepared in United States dollars in accordance with Canadian GAAP. See Note 17 of the Notes to Consolidated Financial Statements for an explanation of differences between Canadian GAAP and United States GAAP. Certain of the information discussed in this report contains forward-looking statements regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in any forward-looking statements. Among those factors are: general business and economic conditions; customer acceptance and demand for the company's products; the Company's overall ability to design, test and introduce new products on a timely basis; the nature of the markets addressed by the Company's products; the interaction with governmental entities in the United States and world-wide which purchase the Company's products; the unknown and unforeseen effects of potential "Year 2000" problems encountered by the Company, its suppliers, customers and others; and other risk factors listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Fiscal 1999 Compared with 1998

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

SALES AND OPERATING INCOME

Sales and other income for the year ended June 30, 1999 decreased 10.3 % or $2,111,000, to $18,310,000 from $20,421,000 for the year ended June 30, 1998.
The sales decrease was largely attributable to a shorter U. S. selling season in a general election year. The U.S. market comprises, and has comprised, 95 % or more of the Company's sales. During a general election year, new voting systems generally are not installed for several months prior to a general election and usually for several months after a general election; therefore, the selling season is shorter during general election years.

COST OF SALES AND OPERATING EXPENSES

Cost of sales and operating expenses for fiscal year 1999 decreased 5.7 %, or $547,000, to $8,998,000 from $9,545,000 for fiscal year 1998. In fiscal year
1999, cost of sales and operating expense as a percentage of gross revenues increased to 49.1 % from 46.7 % in fiscal year 1998. This increase resulted primarily from higher product cost for the AccuVote - TS system whose contribution to sales was greater in fiscal year 1999 than in fiscal year 1998.


SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, administrative and general expenses for fiscal year 1999 increased 17.5 %, or $912,000, to $6,130,000 from $5,218,000 for fiscal year 1998. The increase was due largely to election support provided in the second quarter and an increase in manpower and associated costs in the sales, field support and administrative areas. In addition, expenses relating to the I-Mark asset acquisition were incurred for the whole 1999 fiscal period, whereas in the 1998 fiscal period expenses were incurred for only eleven months.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for fiscal year 1999 increased by 77.3 %, or $374,000, to $857,000 from $483,000 for fiscal year 1998. The increase was due to developing enhancements to software for the AccuVote - TS system. The Company continues to fund research and development in order to offer leading edge products to the market place.

AMORTIZATION

Amortization for fiscal year 1999 increased 40.6 %, or $112,000, to $388,000 from $276,000 in fiscal year 1998. This increase was due primarily to amortization associated with the acquisition of I-Mark in 1997. During the 1999 fiscal year Lynro Manufacturing Corporation goodwill was fully written off.

INTEREST

Interest expense for fiscal year 1999 increased 110.1 %, or $171,000, to $326,000 from $155,000 in fiscal year 1998. The increase was within the Company's operating plan of funding current accounts receivable and resulted from interest on increased U.S. bank loans used to finance operations.

REVALUATION OF USED EQUIPMENT

Trade-in inventory write off for fiscal year 1999 increased to $873,000 from $706,000 in fiscal year 1998 as a result of management writing down trade-in inventory. The trade-in inventory write down will continue for the next four consecutive quarters. At that time the value of the trade-in inventory is anticipated to be $0.

EARNINGS PER SHARE

The Company's earnings for fiscal year 1999 were $1,611,000 or $0.09 per share before a write down of $873,000 for trade-in inventory. The after tax earnings for fiscal year 1999 after the trade-in inventory write down was $716,000 or $0.04 per share compared to a profit of $4,038,000 or $0.24 per share for the same period for fiscal year 1998. The decrease in earnings per share for the 1999 fiscal period as compared to the 1998 fiscal period was due to a decrease in sales, and increases in selling, administrative and general expense, research and development expense, amortization and interest expense, along with the write down of the trade-in inventory.

Fiscal 1998 Compared with 1996

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

GENERAL NOTE: The reader must be aware Fiscal year end June 30, 1998 is being compared to fiscal year end December 31, 1996 in order to compare consistent twelve month periods.

SALES AND OPERATING INCOME

Sales and other income for the year ended June 30, 1998 increased 234.4 % or $14,313,000, to $20,421,000 from $6,108,000 for the year ended December 31,
1996. The sales increase was largely attributable to marketing to larger customers.

COST OF SALES AND OPERATING EXPENSES

Cost of sales and operating expenses for year ended June 30, 1998 increased
126.4 %, or $5,328,000, to $9,545,000 from $4,217,000 for the year ended
December 31, 1996. In year ended June 30, 1998, cost of sales and operating expense as a percentage of gross revenues decreased to 46.7 % from 69.0 % in the year ended December 31, 1996. This decrease resulted primarily from lower product cost for the AccuVote - OS system and cost reductions in manufacturing.


SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, administrative and general expenses for year ended June 30, 1998 increased 75.7 %, or $2,248,000, to $5,218,000 from $2,970,000 for the year ended December 31,1996. The increase was due largely to an increase in manpower and associated costs in the sales, field support and administrative areas. In addition, expenses relating to the I-Mark asset acquisition were incurred for eleven months in the 1998 fiscal period, whereas in the 1996 period no expenses were incurred.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for year ended June 30, 1998 increased by 7.2 %, or $32,000, to $483,000 from $451,000 for the year ended December 31, 1996.
The increase was due to developing enhancements to software for the AccuVote - TS system. The Company continued to fund research and development in order to offer leading edge products to the market place.

AMORTIZATION

Amortization for year ended June 30, 1998 increased 104.4 %, or $141,000, to $276,000 from $135,000 for the year ended December 31,1996. This increase was due primarily to amortization associated with the acquisition of I-Mark in 1997.

INTEREST

Interest expense for year ended June 30, 1998 increased 118.3%, or $84,000, to $155,000 from $71,000 for the year ended December 31, 1996. The increase was within the Company's operating plan of funding current accounts receivable and resulted from interest on increased U.S. bank loans used to finance operations.

REVALUATION OF USED EQUIPMENT

Trade-in inventory write off for year ended June 30, 1998 increased to $706,000 from $ nil for the year ended December 31, 1996 as a result of management revaluing trade-in inventory.

EARNINGS (LOSS) PER SHARE

The Company's earnings for year ended June 30, 1998 were $4,743,000 or $0.28 per share before a write down of $706,000 for trade-in inventory. The earnings for year ended June 30, 1998 after the trade-in inventory write down was $4,038,000 or $0.24 per share compared to a loss of $1,737,000 or $(0.12) per share for the year ended December 31, 1996. The increase in earnings per share for year ended June 30, 1998 as compared to the year ended December 31, 1996 was due primarily to increased sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company used a combination of internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenses and operations.

During the period ended June 30, 1999, the Company generated most of its funding through cash flow.

At June 30, 1999, the Company's cash totaled $621,220, an increase of $281,595 from June 30, 1998. Accounts and contracts receivable increased to $14,623,000 at June 30, 1999 from $10,291,000 at June 30, 1998. Due to the nature of the Company's business, the timing of payments on large contracts may vary significantly, and cause significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon delivery dates for voting systems. At June 30, 1999, inventory amounted to $4,607,000, an increase of $939,000 from June 30, 1998. Inventory has increased due to the addition of the AccuVote - TS system.

The Company has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At June 30, 1999, agreements receivable less current portion amounted to $206,000, a decrease of $198,000 from June 30, 1998. These agreements are repaid at varying terms and with varying interest rates determined on a case-by-case basis. Historically, the Company has not experienced any default in connection with agreements due from customers. The Company currently has five loans outstanding, three with Western Bank, Albuquerque, New Mexico, one loan with Hibernia National Bank of Texas, McKinney, Texas and one loan from a private individual. One loan in the amount of $250,113 is secured by an agreement receivable amounting to $267,364. This loan bears interest at Western Bank of Albuquerque Prime Rate plus 1 % and is due November 15, 2000. A second loan in the amount of $1,508,500 is secured by a specific Global USA contract in the amount of $2,155,312. This loan bears interest at Western Bank of Albuquerque Prime Rate plus 1 % and is due January 31, 2000. A third loan in the amount of $1,330,000 is secured by a specific Global USA contract in the amount of $1,795,968. This loan bears interest at Western Bank of Albuquerque Prime

Rate plus 1% and is due May 27, 2000. The loan with Hibernia National Bank of Texas in the amount of $3,600,000 is secured by a blanket assignment of accounts receivable, and bears interest at The Wall Street Journal Prime Rate and is due October 12, 1999. The final loan in the amount of $300,000 is with a private individual and is not secured, and bears interest at 10% per annum and is due August 11, 1999. The loans are used for working capital. See "Item 12: "Certain relationships and related transactions" for more information on this loan.

Management believes that financial resources, including internally generated funds and available bank line of credit and borrowings will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

         The following table sets out the exchange rates, based on the noon buying rates in Toronto, Ontario, Canada, for cable transfers in foreign currencies as certified for customs purposes by the Bank of Canada, for the conversion of Canadian dollars into United States dollars in effect at the end of the following periods, and the average exchange rates (based on the average of the exchange rates on the last day of each month in those periods) and the Range of high and low exchange rates for those periods.

                          YEAR         YEAR         YEAR
                          END          END          END
                        JUNE 30      JUNE 30      JUNE 30
                          1999         1998         1997
END OF PERIOD            1.4630       1.4678       1.3805

AVERAGE FOR PERIOD       1.5103       1.4177       1.3724

HIGH FOR PERIOD          1.5685       1.4678       1.3976

LOW FOR PERIOD           1.4570       1.3783       1.3470

On June 30, 1999, the noon rate of exchange as reported by the Bank of Canada for the conversion of United States dollars into Canadian dollars was $0.68352 (US$1.00=C$1.4630).

YEAR 2000 ISSUE

DESCRIPTION OF THE ISSUE

The Y2K issue refers to the ability of certain date - sensitive computer chips, software, and systems to recognize a two - digit data field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, send invoices, or engage in other normal business activities. This is a significant issue for most, if not all, companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to the Company from its internal computer systems as well as from computer systems of third parties with which it deals. Failures of the Company or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business.

YEAR 2000 ASSESSMENT

Management of the Company has been assessing the magnitude of the Y2K issue with respect to the Company's products, business, suppliers and customers. In conjunction with the Company's assessment of Y2K issues which might affect it, the Company has been formulating plans to address the Y2K issue, including contingencies to address unforeseen problems.

INTERNAL BUSINESS

Management has reviewed all internal business computer systems to ensure that these systems either will be Y2K ready. As best the Company can determine, all systems are Y2K ready.

SUPPLIERS

The major suppliers to the Company are component parts distributors. Often the Company sources its products and manufacturing services from multiple, competing vendors. The Company has contacted all vendors and has made a list of whether each vendor is Y2K compliant, and, if not, alternate sources of product have been located. The only sole source supplier's product is not date sensitive, and the Company has made plans to have a sufficient inventory to cover any delays that the supplier might have in delivering product. There can be no assurance that the systems of other companies on which the Company relies will be Y2K ready on a timely basis and will not have an adverse effect on the operations of the Company.

PRODUCTS

The Company completed an assessment of the magnitude of the Y2K issue with respect to the Company's products. The Company's AccuVote - OS and AccuVote - TS systems are designed to be Year 2000 compliant, which is generally a requirement in requests for proposals for voting systems, and the Company does not expect any material problems or difficulties to arise out of its systems.

COSTS

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

CUSTOMERS

The Company has communicated with its customers to determine the extent of the Company's vulnerability to the failure of third parties to premeditate their own Y2K issues. All of the Company's customers are governmental entities, and, as such, all customers have certified that they are Y2K compliant. The Company cannot predict the effect of a lack of Y2K compliance by its customers on the Company. The inability of a governmental unit to generate data needed in order to conduct elections or to interface with the Company's voting systems, or other problems, could prevent the customer from using the Company's systems or could result in disruption of the election process. The Company is unable to predict the impact this could have on its business and revenues or the extent of any liability to third parties the Company might incur, although the impact or liability could be materially adverse to the Company and its business.

COST ESTIMATES

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

ITEM 7.  FINANCIAL STATEMENTS


                          GLOBAL ELECTION SYSTEMS INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                              30 JUNE 1999 AND 1998

                                   U.S. FUNDS

                         STALEY, OKADA, CHANDLER & SCOTT

                              Chartered Accountants

MANAGEMENT'S RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements and all information in the annual report are the responsibility of management. The consolidated financial statements have been prepared by management in accordance with the accounting policies outlined in the notes to the consolidated financial statements. Where necessary, management has made informed judgements and estimates in accounting for transactions which were not complete at the balance sheet date. In the opinion of management, the consolidated financial statements have been prepared within acceptable limits of materiality and are in accordance with Canadian generally accepted accounting principles. The financial information contained elsewhere in the annual report has been reviewed to ensure consistency with that in the consolidated financial statements.

Management maintains appropriate systems of internal control. Policies and procedures are designed to give reasonable assurances that transactions are appropriately authorized, assets are safeguarded and financial records are properly maintained to provide reliable information for the preparation of financial statements.

Staley, Okada, Chandler & Scott, an independent firm of chartered accountants, has been engaged, as approved by a vote of the shareholders at the company's most recent annual general meeting, to examine the consolidated financial statements in accordance with generally accepted auditing standards in Canada and provide an independent professional opinion.

The audit committee has met with the auditors and management in order to determine that management has fulfilled its responsibilities in the preparation of the consolidated financial statements. The audit committee has reported its findings to the Board of Directors who have approved the consolidated financial statements.


Howard T. Van Pelt                                           Maurice E. Sokulski
President                                                              Treasurer

AUDITORS' REPORT


TO THE SHAREHOLDERS OF GLOBAL ELECTION SYSTEMS INC.:

We have audited the consolidated balance sheet of Global Election Systems Inc. as at 30 June 1999 and 1998 and the consolidated statements of changes in shareholders' equity, income (loss) and cash flow for the periods ended 30 June 1999, 1998, 1997 and 31 December 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at 30 June 1999 and 1998 and the results of its operations and its cash flow for the periods ended 30 June 1999, 1998, 1997 and 31 December 1996 in accordance with generally accepted accounting principles. As required by the Company Act of British Columbia, we report that, in our opinion, these principles have been applied on a basis consistent with that of the preceding period.


Burnaby, B.C.                                    STALEY, OKADA, CHANDLER & SCOTT
25 August 1999                                             CHARTERED ACCOUNTANTS

GLOBAL ELECTION SYSTEMS INC.                                         Statement 1
CONSOLIDATED BALANCE SHEET
AS AT 30 JUNE
U.S. Funds

                                 ASSETS                                       1999          1998
                                                                          -----------   -----------
CURRENT
   Cash and short term deposits                                           $   621,220   $   339,625
   Accounts receivable                                                      4,341,403     2,312,863
   Contracts receivable                                                    10,281,722     7,978,607
   Deposits and prepaid expenses                                              291,298       247,089
   Inventory (Note 3)                                                       4,606,923     3,667,874
   Current portion of agreements receivable                                   285,965       549,807
                                                                          -----------   -----------
                                                                           20,428,531    15,095,865
AGREEMENTS RECEIVABLE (Note 4)                                                205,539       403,958
CAPITAL ASSETS (Note 5)                                                       376,081       430,867
OTHER ASSETS (Note 6)                                                         776,250     1,027,846
                                                                          -----------   -----------
                                                                          $21,786,401   $16,958,536
                                                                          ===========   ===========
LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                               $ 2,287,467   $ 4,707,202
   Deferred revenue                                                         1,027,718       204,800
   Current portion of loans payable                                         6,738,500     1,225,839
                                                                          -----------   -----------
                                                                           10,053,685     6,137,841
LOANS PAYABLE (Note 7)                                                        250,113        55,135
                                                                          -----------   -----------
                                                                           10,303,798     6,192,976
                                                                          -----------   -----------
COMMITMENTS (Note 10)
CONTINGENCY (Note 11)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 8)
   Authorized:
     100,000,000 common voting shares, without par value
      20,000,000 convertible voting preferred shares, without par value
   Issued and fully paid:
      18,483,672  (18,482,440) common shares                               10,126,865    10,125,867
RETAINED EARNINGS - Statement 2                                             1,355,738       639,693
                                                                          -----------   -----------
                                                                           11,482,603    10,765,560
                                                                          -----------   -----------
                                                                          $21,786,401   $16,958,536
                                                                          ===========   ===========

ON BEHALF OF THE BOARD:

______________________, Director

______________________, Director


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 2
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
U.S. Funds


                                                                                                Retained
                                                                         Common Shares          Earnings
                                                                      Shares      Amount        (Deficit)       Total
                                                                    ----------  ------------   -----------   ------------
Balance - 31 December 1995                                          14,189,440  $  9,138,775   $(3,714,708)  $  5,424,067
  Issuance of shares on exercise of options ($0.47 per share)          500,000       235,422            --        235,422
  Loss for the year - Statement 3                                           --            --    (1,736,657)    (1,736,657)
                                                                    ----------  ------------   -----------   ------------
Balance - 31 December 1996                                          14,689,440     9,374,197    (5,451,365)     3,922,832
  Net income for the period - Statement 3                                   --            --     2,053,512      2,053,512
                                                                    ----------  ------------   -----------   ------------
Balance - 30 June 1997 (Note 1a)                                    14,689,440     9,374,197    (3,397,853)     5,976,344
  Issuance of shares for name and operating  assets of I-Mark
     Systems, Inc. ($0.55 per share)                                 1,000,000       548,148            --        548,148
  Issuance of performance shares from escrow ($0.06 per share)       2,738,000       155,562            --        155,562
  Issuance of shares on exercise of options ($0.89 per share)           30,000        26,632            --         26,632
  Issuance  of shares on  exercise  of options  ($0.85 per share)       25,000        21,328            --         21,328
  Net income for the year - Statement 3                                     --            --     4,037,546      4,037,546
                                                                    ----------  ------------   -----------   ------------
Balance - 30 June 1998                                              18,482,440    10,125,867       639,693     10,765,560
  Issuance of shares on exercise of options ($0.81 per share)            1,232           998            --            998
  Net income for the year - Statement 3                                     --            --       716,045        716,045
                                                                    ----------  ------------   -----------   ------------
Balance - 30 June 1999                                              18,483,672  $ 10,126,865   $ 1,355,738   $ 11,482,603
                                                                    ==========  ============   ===========   ============


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 3
CONSOLIDATED STATEMENT OF INCOME (LOSS)
U.S. Funds

                                                            YEAR          Year    Six Months           Year
                                                           ENDED         Ended         Ended          Ended
                                                         30 JUNE       30 June       30 June    31 December
                                                            1999          1998          1997           1996
                                                    ------------   -----------   -----------   ------------
                                                                                  (Note 1a)
REVENUE
   Sales and operating income (Note 14)             $ 18,198,041   $ 20,320,155  $ 6,758,954   $  6,041,173
   Other income                                          112,106        101,123       51,496         66,606
                                                    ------------   ------------  -----------   ------------
                                                      18,310,147     20,421,278    6,810,450      6,107,779
                                                    ------------   ------------  -----------   ------------
              COSTS AND EXPENSES
   Cost of sales and operating expenses                8,997,955      9,544,781    2,815,680      4,216,805
   Selling, administrative and general expenses        6,129,777      5,218,472    1,658,527      2,970,212
   Research and development expenses                     857,057        483,437      184,414        451,113
   Amortization                                          388,400        276,294       70,472        135,140
   Interest                                              325,748        155,041       27,845         71,166
                                                    ------------   ------------  -----------   ------------
                                                      16,698,937     15,678,025    4,756,938      7,844,436
                                                    ------------   ------------  -----------   ------------

      INCOME (LOSS) BEFORE THE UNDERNOTED              1,611,210      4,743,253    2,053,512     (1,736,657)
    Revaluation of used equipment (Note 15)             (873,101)      (705,707)          --             --
                                                    ------------   ------------  -----------   ------------
       INCOME (LOSS) BEFORE INCOME TAXES                 738,109      4,037,546    2,053,512     (1,736,657)
    Provision for income taxes (Note 9a)                 (22,064)            --           --             --
                                                    ------------   ------------  -----------   ------------
       NET INCOME (LOSS) FOR THE PERIOD             $    716,045   $  4,037,546  $ 2,053,512   $ (1,736,657)
                                                    ============   ============  ===========   ============


    EARNINGS (LOSS) PER SHARE - U.S. FUNDS
   Basic                                            $       0.04   $       0.24  $      0.14   $      (0.12)
   Fully diluted                                    $       0.04   $       0.22  $      0.12   $        N/A
                                                    ============   ============  ===========   ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                       18,483,264     16,773,928   14,689,440     14,242,865
                                                    ============   ============  ===========   ============


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 4
CONSOLIDATED STATEMENT OF CASH FLOW
U.S. Funds


                                                       YEAR          Year      Six Months           Year
                                                      ENDED         Ended           Ended          Ended
                                                    30 JUNE       30 June         30 June    31 December
                                                       1999          1998            1997           1996
                                                -----------    -----------    -----------    -----------
                                                                               (Note 1a)
OPERATING ACTIVITIES
   Net income (loss) for the period             $   716,045    $ 4,037,546    $ 2,053,512    $(1,736,657)
   Items not affecting cash
     Amortization                                   388,400        276,294         70,472        135,140
     Revaluation of used equipment                  873,101        705,707             --             --
                                                -----------    -----------    -----------    -----------
                                                  1,977,546      5,019,547      2,123,984     (1,601,517)
    Changes in non-cash working capital
     Accounts receivable                         (2,028,540)      (209,527)      (882,704)     2,365,499
     Contracts receivable                        (2,303,115)    (5,319,524)    (2,659,083)            --
     Deposits and prepaid expenses                  (44,209)      (192,180)        18,052         51,966
     Inventory                                   (1,812,150)    (2,741,214)       285,382       (406,063)
     Accounts payable and accrued liabilities    (2,419,735)     3,543,644        224,395        (98,063)
     Customer deposits                                   --        (36,219)       (74,526)       110,745
     Deferred revenue                               822,918       (120,122)       295,137        (34,438)
                                                -----------    -----------    -----------    -----------
                                                 (5,807,285)       (55,595)      (669,363)       388,129
                                                -----------    -----------    -----------    -----------
             INVESTING ACTIVITIES
   Capital assets acquired                          (82,018)      (414,961)        (8,032)       (22,247)
   Other assets acquired                                 --       (514,104)            --             --
   Proceeds on sale of capital assets                    --         62,685            194             --
   Agreements receivable                            462,261        357,664         71,748       (466,465)
                                                -----------    -----------    -----------    -----------
                                                    380,243       (508,716)        63,910       (488,712)
                                                -----------    -----------    -----------    -----------
             FINANCING ACTIVITIES
   Loans payable                                  5,707,639        622,584        203,287         35,184
   Common shares issued                                 998        203,522             --        235,422
                                                -----------    -----------    -----------    -----------
                                                  5,708,637        826,106        203,287        270,606
                                                -----------    -----------    -----------    -----------

        NET INCREASE (DECREASE) IN CASH             281,595        261,795       (402,166)       170,023
   Cash position - Beginning of period              339,625         77,830        479,996        309,973
                                                -----------    -----------    -----------    -----------
         CASH POSITION - END OF PERIOD          $   621,220    $   339,625    $    77,830    $   479,996
                                                ===========    ===========    ===========    ===========

 SCHEDULE OF NON-CASH INVESTING AND FINANCING
                    ACTIVITIES
      Issuance of shares for name and
        operating assets of I-Mark Systems,
        Inc.                                    $        --    $   548,148    $        --    $        --
                                                ===========    ===========    ===========    ===========


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared using generally accepted accounting principles of Canada as follows:

     a)   PERIOD OF OPERATIONS

          During 1997, the company adopted a new year-end of 30 June which resulted in a six month period of operations for the period ended 30 June 1997.

     b)   NATURE OF OPERATIONS

          The company markets a complete electronic voting system which includes vote tally and voter registration software.

     c)   CONSOLIDATION

          These consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, Global Election Systems, Inc., a company incorporated in Delaware and operating in Texas, U.S.A. The purchase method of accounting has been applied to this acquisition.

     d)   FOREIGN CURRENCY TRANSLATION

          The accounts of the company are prepared in U.S. funds and the company's Canadian operations are translated into U.S. dollars as follows:

          o    Monetary assets and liabilities at year-end rates,
          o    All other assets and liabilities at historical rates, and
          o Revenue and expense items at the average rate of exchange prevailing during the year.

          Exchange gains and losses arising from these transactions are reflected in income or expense in the year.

     e)   INVENTORY

          Inventory of finished goods and work-in-progress is valued at the lower of cost and net realizable value as estimated by management. Raw materials, which consist of parts and components, are valued at average cost less any allowances for obsolescence. Inventory of goods taken in trade in prior years, was valued at the lesser of trade-in value and net realizable value as estimated by management (Note 15).

          Commencing 1 July 1998, goods taken in trade are treated as additional discounts granted to complete sales agreements and no value is recognized in inventory.

     f)   AMORTIZATION

          Capital assets are recorded at cost and the company provides for amortization on the following basis:

          Demonstration and computer equipment - 20% to 30% declining balance method
          Manufacturing equipment - 20% declining balance method
          Furniture and equipment - 20% declining balance method
          Leasehold improvements - straight-line over 5 years

          One-half of the rate is applied in the year of acquisition and disposition.

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     g)   PATENTS

          Patents are recorded at cost and the company provides for amortization on a straight-line basis over 10 years.

     h)   GOODWILL

          Goodwill is recorded at cost and the company provides for amortization on a straight-line basis over 5 years.

     i)   REVENUE RECOGNITION

          Revenue from sales of products and supplies is recognized at the time of shipment of products and supplies to customers. Revenue from sales of services is recognized on completion of the related services. The company defers a portion of revenue received related to contracted future services to match against management's estimate of the future costs of providing these services to customers.

     j)   WARRANTY RESERVE

          Provisions for future estimated warranty costs are recorded in the accounts based upon historical maintenance records. Management periodically reviews the warranty reserve to determine the adequacy of the provision.

     k)   RESEARCH AND DEVELOPMENT TAX CREDITS

          Research and development tax credits are applied against research and development expenses in the period in which the tax credit is received.

     l)  EARNINGS PER SHARE

         Basic earnings per share computations are based on the weighted average number of shares outstanding during the period. Fully diluted earnings per share are based on the actual number of shares outstanding at the end of the period plus performance shares, and share purchase options and warrants as if they had been issued as at the beginning of the period.

     m)   MANAGEMENT'S ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds


--------------------------------------------------------------------------------

2.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and short term deposits, accounts receivable, contracts receivable, deposits, agreements receivable, accounts payable and accrued liabilities approximates their fair value due to their short term maturity or capacity of prompt liquidation.

     Concentration of credit risk may arise from exposure to a single debtor or to a group of debtors having similar characteristics such that their ability to meet their obligations to the company is expected to be affected similarly by changes in economic or other conditions.

     The company's counterparty concentration is with its authorized resellers and state, county, city and municipal election customers in the United States and Canada and arises in the normal course of the company's business.

     Included in the 30 June 1999 current accounts receivable of $4,341,403, are two authorized resellers which together account for $2,537,756 or 58.5% of this balance. To 25 August 1999, the company has collected $50,000 from these two resellers and the balance is due on specific terms.

     Included in the 30 June 1999 current contracts receivable of $10,281,722 are two such election customers which together account for $3,948,455 or 38.4% of this balance. To 25 August 1999, the company has collected $859,751 from these two customers and the balance is due at specific dates within one year from 30 June 1999.

--------------------------------------------------------------------------------

3.   INVENTORY

     Details are as follows:

                       30 JUNE      30 June     30 June    31 December
                         1999        1998         1997         1996
                     ----------   ----------   ----------  -----------
Supplies and parts   $2,061,974   $1,122,725   $  457,707   $  685,308
Work-in-progress             --           --        5,857       52,462
Trade-in goods          524,698    1,049,397      761,380      146,690
Finished goods        2,020,251    1,495,752      407,423    1,033,289
                     ----------   ----------   ----------   ----------
                     $4,606,923   $3,667,874   $1,632,367   $1,917,749
                     ----------   ----------   ----------   ----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

4.   AGREEMENTS RECEIVABLE

     Details of agreements receivable from customers are as follows:

                                              30 JUNE       30 June       30 June   31 December
                                                 1999          1998          1997          1996
                                           ----------    ----------    ----------   -----------
Sales agreement receivable with
  interest at per annum, repayable
  in 60 equal monthly payments
  commencing 15 December 1995,
  secured by the underlying goods (i)      $  267,364    $  445,031    $  600,285    $  677,133

Sales agreement receivable with
  interest at 10% per annum                        --        78,020        78,020        77,460

Sales agreement receivable with
  interest at 5% per annum                         --       250,000       500,000       496,414

Sales agreement receivable with
  interest at 9% per annum                         --       111,459       133,124       132,170

Sales agreement receivable with
  interest at 4.4% per annum
  commencing 27 January 1998,
  repayable at $22,455 by 1 July
  1998, $21,759 by 1 July 1999 and
  the balance by 1 July 2000, secured
  by the underlying goods                      44,485        69,255            --            --

Sales agreement receivable with
  interest at 5.4% per annum
  commencing 15 July 1998,
  repayable at $22,738 per annum for
  principal and interest on 15 July
  1998 to 15 July 2001, secured by
  the underlying goods                         63,150            --            --            --

Sales agreement receivable, non-
  interest bearing, repayable at
  $60,000 in July 1999 and the
  balance in July 2000, secured by the
  underlying goods                            116,505            --            --            --
                                           ----------    ----------    ----------    ----------
                                              491,504       953,765     1,311,429     1,383,177
Less: Current portion                        (285,965)     (549,807)     (426,919)     (478,480)
                                           ----------    ----------    ----------    ----------
                                           $  205,539    $  403,958    $  884,510    $  904,697
                                           ----------    ----------    ----------    ----------

(i) The sales agreement receivable has been pledged as security for a loan payable (Note 7).

Scheduled principal repayments on the sales agreements receivable are as follows:

2000              $  285,965
2001                 183,539
2002                  22,000
                  ----------
                  $  491,504
                  ----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

5.   CAPITAL ASSETS

     Details are as follows:

                                                              30 JUNE       30 June     30 June    31 December
                                                                 1999          1998        1997           1996
                                             Accumulated     NET BOOK      Net Book    Net Book       Net Book
                                      Cost  Amortization        VALUE         Value       Value          Value
                               -----------  ------------  -----------    ----------  ----------    -----------
    Demonstration and
     computer equipment        $   560,164  $    324,471  $   235,693    $  298,809  $   95,127    $   115,168
    Manufacturing equipment         78,519        56,403       22,116        25,157      56,828         63,619
    Furniture and equipment        262,899       158,683      104,216       103,920      30,598         33,998
    Leasehold improvements          38,084        24,028       14,056         2,981         640          1,742
                               -----------  ------------  -----------    ----------  ----------    -----------
                               $   939,666  $    563,585  $   376,081    $  430,867  $  183,193    $   214,527
                               -----------  ------------  -----------    ----------  ----------    -----------

--------------------------------------------------------------------------------

6.   OTHER ASSETS

     Details are as follows:

                                                              30 JUNE       30 June     30 June    31 December
                                                                 1999          1998        1997           1996
                                             Accumulated     NET BOOK      Net Book    Net Book       Net Book
                                      Cost  Amortization        VALUE         Value       Value          Value
                               -----------  ------------  -----------    ----------  ----------    -----------
    Patents                    $   165,000  $    123,750  $    41,250    $   57,750  $   65,079    $    72,311
    Goodwill                     1,300,960       565,960      735,000       970,096      72,207         96,275
                               -----------  ------------  -----------    ----------  ----------    -----------
                               $ 1,465,960  $    689,710  $   776,250    $1,027,846  $  137,286    $   168,586
                               -----------  ------------  -----------    ----------  ----------    -----------

--------------------------------------------------------------------------------

7.   LOANS PAYABLE

     Details are as follows:

                                                 30 JUNE       30 June       30 June   31 December
                                                    1999          1998          1997          1996
                                             -----------    ----------    ----------   -----------
Line of credit, bearing interest at bank
   prime plus 1% per annum (interest rate
   floor of 9%), interest payments due
   quarterly, due in full by 15 November
   2000, secured by the $267,364 sales
   agreement receivable (Note 4)             $  250,113     $  361,700       290,000   $    89,356

Line of credit, bearing interest at bank
   prime plus 1% per annum (interest rate
   floor of 10%), interest payments due
   quarterly,  due in  full by 31 January
   2000, secured by a contract receivable
   with a balance receivable of $2,152,487
   as at 30 June 1999                         1,508,500             --            --            --

Line of credit, bearing interest at bank
   prime plus 1% per annum (interest rate
   floor of 9%), interest  payments due
   quarterly, due in full by 27 May 2000,
   secured by a contract receivable with a
   balance receivable of $1,795,968 as at
   30 June 1999                               1,330,000             --            --            --
                                             -----------    ----------    ----------   -----------
Balance carried forward                      $3,088,613     $  361,700    $  290,000   $    89,356
                                             -----------    ----------    ----------   -----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

7.   LOANS PAYABLE - Continued

                                                 30 JUNE       30 June       30 June   31 December
                                                    1999          1998          1997          1996
                                             -----------   -----------    ----------   -----------
Balance forward                              $ 3,088,613   $   361,700    $  290,000   $    89,356

Line of credit, bearing interest at The
    Wall Street Journal prime rate,
    interest payments due quarterly,
    $600,000 due by 20 July 1999 with the
    balance due in full by 12 October
    1999, secured by a commercial
    security agreement covering all
    assets of the company                      3,600,000            --            --            --

Promissory note payable, due to a
    director of the company, bearing
    interest at 10% per annum payable
    monthly, due in full by 11 August
    1999, unsecured (i)                          300,000            --            --            --

Note payable, bearing interest at bank
    prime                                             --       137,602       275,203       273,228
                                             -----------   -----------    ----------   -----------

Note payable, bearing interest at bank
    prime                                             --        73,772        93,187        92,519
                                             -----------   -----------    ----------   -----------

Note payable, bearing interest at bank
    prime plus 1%                                     --       137,900            --            --

Note payable, bearing interest at bank
    prime plus 1%                                     --       570,000            --            --
                                             -----------   -----------    ----------   -----------
                                               6,988,613     1,280,974       658,390       455,103
Less:  Current portion                        (6,738,500)   (1,225,839)     (446,239)     (244,474)
                                             -----------   -----------    ----------   -----------
                                             $   250,113    $   55,135    $  212,151   $   210,629
                                             -----------    ----------    ----------   -----------

(i) Subsequent to 30 June 1999, the promissory note was repaid in full.

Scheduled principal repayments on the loans payable are as follows:


    2000          $ 6,738,500
    2001              250,113
                  -----------
                  $ 6,988,613
                  -----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

8.   SHARE CAPITAL

     a) The authorized share capital is 120,000,000 shares divided into 100,000,000 voting common shares without par value and 20,000,000 convertible voting preferred shares without par value.

         The conversion rights and the other terms and restrictions of the preferred shares will be set by the directors of the company at the date of issuance.

         The issued and outstanding share capital consists of:

                                                      Common      Unit
                                                      Shares     Value        Amount
                                                 -----------   -------   -----------
Balance - 31 December 1995                        14,189,440             $ 9,138,775
   Options exercised                                 500,000   $  0.47       235,422
                                                 -----------   -------   -----------
Balance - 31 December 1996 and 30 June 1997       14,689,440               9,374,197
   Acquisition of name and operating assets of
     I-Mark Systems, Inc.                          1,000,000   $  0.53       548,148
   Issuance of performance shares                  2,738,000   $  0.06       155,562
   Options exercised                                  55,000   $  0.87        47,960
                                                 -----------   -------   -----------
Balance - 30 June 1998                            18,482,440              10,125,867
   Options exercised                                   1,232   $  0.81           998
                                                 -----------   -------   -----------
Balance - 30 June 1999                            18,483,672             $10,126,865
                                                 -----------   -------   -----------

     b)  STOCK OPTION PLAN

         The company has a stock option plan which covers its officers and directors. The options are granted for varying terms ranging from three to five years. Options granted prior to 30 June 1998, were immediately vested upon grant. Options granted subsequent to 30 June 1998, vest over the term of the option. The following is a schedule of the activity pursuant to this stock option plan:

                                                                       Price per
                                               Number of                   Share
                                                  Shares                 (CDN $)    Expiration Date
                                               ---------       -----------------   ----------------
                                                 500,000        $ 0.65             22 November 1996
                                                  30,000        $ 0.75             04 February 1997
                                                 100,000        $ 2.30             22 April 1997
                                                 200,000        $ 0.77             09 February 1998
                                                 200,000        $ 2.40             17 September 1998
                                                 100,000        $ 3.10             15 November 1998
                                                 150,000        $ 1.89             20 September 1999
                                                 100,000        $ 1.33             01 November 1999
                                               ---------       -----------------   ----------------
Balance - 31 December 1994                     1,380,000        $ 0.65 to $ 3.10
    Options exercised                           (100,000)       $ 0.77             09 February 1998
    Options expired                             (100,000)       $ 0.77             09 February 1998
    Options expired                              (80,000)       $ 3.10             15 November 1998
    Options expired                              (20,000)       $ 1.89             20 September 1999
    New options granted                          100,000        $ 1.35             22 February 2000
    New options granted                          100,000        $ 1.00             17 August 2000
                                               ---------       -----------------   ----------------
Balance - 31 December 1995                     1,280,000        $ 0.65 to $ 3.10
    Options exercised                           (500,000)       $ 0.65             22 November 1996
    Options expired                             (200,000)       $ 2.40             17 September 1998
    Options expired                             (100,000)       $ 1.00             17 August 2000
                                               ---------       -----------------   ----------------
Balance - 31 December 1996                       480,000        $ 1.33 to $ 3.10
                                               ---------       -----------------   ----------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

8.   SHARE CAPITAL - Continued

     b)  STOCK OPTION PLAN - Continued

                                                                       Price per
                                               Number of                   Share
                                                  Shares                 (CDN $)    Expiration Date
                                               ---------       -----------------   ----------------
Balance - 31 December 1996                       480,000       $ 1.33 to $ 3.10
    Options expired                              (30,000)      $ 0.75              04 February 1997
    Options expired                             (100,000)      $ 2.30              22 April 1997
    Options expired                             (100,000)      $ 1.35              22 February 2000
                                               ---------       -----------------   ----------------
Balance - 30 June 1997                           250,000       $ 1.33 to $ 3.10
    New options granted                        1,075,000       $ 1.25              22 August 2002
    New options granted                           50,000       $ 1.49              17 December 2002
    New options granted                          100,000       $ 1.60              13 February 2003
    Options cancelled                            (20,000)      $ 3.10              15 November 1998
    Options cancelled                           (130,000)      $ 1.89              20 September 1999
    Options exercised                            (55,000)      $ 1.25              22 August 2002
                                               ---------       -----------------   ----------------
Balance - 30 June 1998                         1,270,000       $ 1.25 to $1.80
    New options granted                          205,000       $ 2.05              15 October 2001
    Options exercised                             (1,232)      $ 1.25              22 August 2002
                                               ---------       -----------------   ----------------
Balance - 30 June 1999                         1,473,768       $ 1.25 to $2.05
                                               ---------       -----------------   ----------------

     c)  STOCK PURCHASE WARRANTS

         The following is a schedule of the activity pursuant to stock purchase warrants:

                                                                       Price per
                                               Number of                   Share
                                                  Shares                 (CDN $)    Expiration Date
                                               ---------       -----------------   ----------------
                                                 166,667        $ 1.88             31 March 2001
                                               ---------       -----------------   ----------------

     d) Share capital issued for non-monetary consideration is recorded at an amount based on fair market value reduced by an estimate of transaction costs normally incurred when issuing shares for cash, as determined by the board of directors of the company.

--------------------------------------------------------------------------------

9.   INCOME TAXES

     a) A summary of the taxable income of the company for the year ended 30 June 1999 is as follows:


                                               Canadian Parent  U.S. Subsidiary       Total
                                               ---------------  ---------------   ---------
Net income before taxes per financial
    statements                                   $  277,605        $   460,504    $ 738,109
Application of losses carried forward                    --           (406,504)    (460,504)
Timing differences on capital assets                (50,093)                --      (50,093)
Application of unclaimed scientific research
    and experimental  development deductions        (89,645)                --      (89,645)
Other timing/permanent differences                   (1,122)                --       (1,122)
                                                 ----------        -----------    ---------
Taxable income                                   $  136,745        $        --    $ 136,745
                                                 ----------        -----------    ---------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

9.   INCOME TAXES - Continued

     a)  - Continued

                                               Canadian Parent   U.S. Subsidiary    Total
                                               ---------------  ---------------   ---------
Statutory tax rate                                     45.2%               N/A         45.2%
Federal tax credit on application of
    investment tax credits                            (29.1)               N/A        (29.1)
                                                 ----------        -----------    ---------
Adjusted tax rate                                      16.1%               N/A         16.1%
                                                 ----------        -----------    ---------
Tax provision                                    $   22,064        $       N/A    $  22,064
                                                 ----------        -----------    ---------

     b) The company has unclaimed investment tax credits, for Canadian tax purposes, arising from its research and development activities in the amount of $336,000 which may be carried forward to be applied against future federal taxes payable. The future tax benefits, if any, of these tax credits have not been recognized in the accounts and expire as follows:

         2000              $  118,000
         2002                  35,000
         2003                  64,000
         2004                 119,000
                           ----------
                           $  336,000
                           ----------

     c) As at 30 June 1999, the company's subsidiary has tax losses, for U.S. tax purposes, of approximately $1,145,000 which may be carried forward to be applied against future taxable income. The future benefits, if any, of these tax losses have not been recognized in the accounts of the company and expire in 2011.

--------------------------------------------------------------------------------

10.  COMMITMENTS

     a) By way of an employment agreement, the company has secured the services of a key employee for a three year term expiring 31 July 2000. The contract contains fixed annual compensation totaling $180,000 per annum plus a bonus of 3% of earnings before taxes not to exceed $200,000 per annum.

     b) By way of an employment agreement, the company has secured the services of a key employee for a three year term expiring 31 July 2000. The contract contains fixed annual compensation totalling $115,000 per annum.

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

10.  COMMITMENTS - Continued

     c) Under the terms of a lease agreement dated 8 December 1998, the company is committed to minimum annual lease payments which increased from CDN $25,529 in the first year to CDN $35,741 by the final year, plus its share of common area costs. The lease is for a five year term to 30 April 2004 representing a minimum lease commitment of:

                             CDN $
                           ----------
         2000              $   25,954
         2001                  28,508
         2002                  31,060
         2003                  33,614
         2004                  29,784
                           ----------
                           $  148,920
                           ----------

     d) By an agreement dated 4 March 1997, the company's United States subsidiary has agreed to lease 13,050 square feet of general office and warehouse space in McKinney, Texas for five years from 1 July 1997. The annual lease amount of $110,272 representing a minimum lease commitment of:

        2000               $  110,272
        2001                  110,272
        2002                  110,272
                           ----------
                           $  330,816
                           ----------

         The lease may be extended for two additional terms of five years with the rate to be the current base rent plus the lesser of a consumer price adjustment or a fair rental value adjustment.

     e) Under the terms of a contract for services dated 22 June 1999, the company is committed to payments during the 2000 fiscal year in the amount of $110,000.

--------------------------------------------------------------------------------

11.  CONTINGENCY

     During the 1999 fiscal year, the company was served with a lawsuit which alleged that the direct recording electronic voting machine process acquired during the 1998 (Note 13) infringed on the plaintiff's patent. The plaintiff had requested treble monetary damages, injunctive relief and declaratory judgement of the infringement.

     On 18 June 1999, the United States District Court for the District of Nebraska ordered that the plaintiffs' motion to dismiss and strike the case be granted.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

12.  RELATED PARTY TRANSACTIONS

     In addition to items disclosed elsewhere in these consolidated financial statements, the company conducted the following transactions with related parties:

     a)  EXPENDITURES

         Details are as follows:


                                               YEAR          Year    Six Months          Year
                                              ENDED         Ended         Ended         Ended
                                            30 JUNE       30 June       30 June   31 December
                                               1999          1998          1997          1996
                                        -----------   -----------   -----------   -----------
Paid/accrued salaries and fees to
    directors                           $   370,542   $   459,736   $   236,086   $   346,919

Paid rent (at fair market value) to a
    company controlled by a former
    director                                     --        75,000        50,000       100,000
                                        -----------   -----------   -----------   -----------
                                        $   370,542   $   534,736   $   286,086   $   446,919
                                        -----------   -----------   -----------   -----------

     b)  SHARE CAPITAL

         During 1998, the company granted directors 350,000 share purchase options at exercise prices ranging from $1.25 to $1.80 and option expiry dates ranging from 22 August 2002 to 7 January 2003.

         During 1996, two directors exercised 500,000 options for cash in the amount of $235,422.

--------------------------------------------------------------------------------

13.  ACQUISITION

     By an agreement dated 31 July 1997, the company acquired the assets, business and the name of I-Mark Systems, Inc., a Nebraska corporation. Consideration for the acquisition was $1,000,000 cash (paid) and 1,000,000 common shares of the company (issued at a deemed amount of $548,148).

     The consideration given was allocated to the net identifiable assets acquired as follows:

    Inventory                                                       $   150,000
    Capital assets      o   Furniture and fixtures                       68,148
                        o   Demonstration and computer equipment        280,000
    Goodwill                                                          1,050,000
                                                                    -----------
                                                                    $ 1,548,148
                                                                    -----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

14.  SALES AND OPERATING INCOME

     Details of sales and operating income generated from customers which individually account for approximately 10% or more of that period's consolidated sales and operating income are as follows:



                                                YEAR           Year     Six Months           Year
                                               ENDED          Ended          Ended          Ended
                                             30 JUNE        30 June        30 June    31 December
                                                1999           1998           1997           1996
                                        ------------   ------------   ------------   ------------
Number of Large Customers                          2              2              1              4
                                        ------------   ------------   ------------   ------------
Amount of Sales to Large Customers      $  3,620,295   $  6,351,000      2,051,000   $  2,737,000
                                        ------------   ------------   ------------   ------------
Total Consolidated Sales and Operating
    Income                              $ 18,198,041   $ 20,320,155      6,759,000   $  6,041,000
                                        ------------   ------------   ------------   ------------
Total Percentage of Consolidated Sales
    and Operating Income Generated from
    Large Customers                             19.9%          31.3%          30.3%          45.3%
                                        ------------   ------------   ------------   ------------

     Due to the nature of the company's business, large sales to individual customers are generated on a non-recurring basis. As a result, the company is not dependent on any single customer or small group of customers such that the loss of any of these would have a material adverse effect on the future results of the company.

--------------------------------------------------------------------------------

15.  REVALUATION OF USED EQUIPMENT

     During the year ended 30 June 1999, management re-evaluated the carrying value of equipment taken as trade-ins on sales made prior to 1 July 1998 (Note 1e). A significant write-down in the amount of $873,101 resulted as management seeks to carry such inventory on a conservatively priced basis. Management periodically reviews market conditions and obtains independent valuations in determining if adjustments to the carrying value of used equipment is required. Management's estimates of recoverability on the used equipment have been based on current conditions. However, it is reasonably possible that changes could occur which could adversely affect management's estimates and may result in future write-downs.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

16.  SEGMENT INFORMATION

     The company operated in only one industry segment in Canada and the United States as follows:

                                               Canada                      United States               Elimination
                                      --------------------------   --------------------------   --------------------------
                                          1999          1998            1999         1998          1999           1998
-----------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
Sales to customers                    $   824,232    $   373,092    $17,373,809   $19,947,063   $        --    $        --
Sales between the segments                957,198      1,684,423        550,677     3,202,723    (1,507,875)    (4,887,146)
-----------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
Total sales revenue                   $ 1,781,430    $ 2,057,515    $17,924,486   $23,149,786   $(1,507,875)   $(4,887,146)
-----------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
Operating profits                     $ 1,266,249    $ 1,012,283    $ 8,045,943   $ 9,864,214   $        --    $        --
-----------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
General corporate expenses
Interest
Revaluation of used equipment
Income taxes

Net income (loss)
-----------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
Identifiable assets                   $   518,440    $   327,818    $21,290,568   $16,653,325   $   (22,607)   $   (22,607)
-----------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
Capital expenditures                  $    12,672    $    21,339    $    69,346   $   393,622   $        --    $        --
-----------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
Amortization of capital assets        $    19,912    $    27,011    $   368,488   $    77,591   $        --    $        --
-----------------------------------   -----------    -----------    -----------   -----------   -----------    -----------

                                            Consolidation
                                      -------------------------
                                         1999           1998
-----------------------------------   -----------   -----------
Sales to customers                    $18,198,041   $20,320,155
Sales between the segments                     --            --
-----------------------------------   -----------   -----------
Total sales revenue                   $18,198,041   $20,320,155
-----------------------------------   -----------   -----------
Operating profits                     $ 9,312,192   $10,876,497
-----------------------------------   -----------   -----------
General corporate expenses             (7,375,234)   (5,978,203)
Interest                                 (325,748)     (155,041)
Revaluation of used equipment            (873,101)     (705,707)
Income taxes                              (22,064)           --
                                      -----------   -----------
Net income (loss)                     $   716,045   $ 4,037,546
-----------------------------------   -----------   -----------
Identifiable assets                   $21,786,401   $16,958,536
-----------------------------------   -----------   -----------
Capital expenditures                  $    82,018   $   414,961
-----------------------------------   -----------   -----------
Amortization of capital assets        $   388,400   $   104,602
-----------------------------------   -----------   -----------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

-------------------------------------------------------------------------------

17. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. Any differences in United States accounting principles as they pertain to the accompanying consolidated financial statements are not material except as follows:

     a)  COMPENSATION EXPENSE

         Under accounting principles generally accepted in the United States, there is a compensation expense associated with the release of escrowed shares of the company, as those shares become eligible for release. No compensation expense is applied under accounting principles generally accepted in Canada.

     b)  FINANCIAL STATEMENT RECONCILIATION

                                                                               1999            1998
                                                                           ------------    ------------
         i)   Share capital - Canadian basis                               $ 10,126,865    $ 10,125,867
              Add:  Escrow share compensation expense - prior periods         3,194,621       3,194,621
                                                                           ------------    ------------
              Share capital - U.S. basis                                   $ 13,321,486    $ 13,320,488
                                                                           ------------    ------------
         ii)  Retained earnings - Canadian basis                           $  1,355,738    $    639,693
              Less:  Escrow share compensation expense - prior periods       (3,194,621)     (3,194,621)
                                                                           ------------    ------------
              Deficit - U.S. basis                                         $ (1,838,883)   $ (2,554,928)
                                                                           ------------    ------------

         iii) U.S. GAAP consolidated statement of shareholders' equity


                                                              Common Shares
                                                          Shares        Amount        Deficit         Total
                                                      ------------  ------------   -----------    ------------
        Balance - 31 December 1995 - U.S. basis         14,189,440  $ 12,333,396   $(6,909,329)   $  5,424,067
          Issuance  of shares on exercise of options
             ($0.47 per share)                             500,000       235,422            --         235,422
          Loss for the year                                     --            --    (1,736,657)     (1,736,657)
                                                      ------------  ------------   -----------    ------------
        Balance - 31 December 1996 - U.S. basis         14,689,440    12,568,818    (8,645,986)      3,922,832
          Net income for the period                             --            --     2,053,512       2,053,512
                                                      ------------  ------------   -----------    ------------
        Balance - 30 June 1997 - U.S. basis             14,689,440    12,568,818    (6,592,474)      5,976,344
          Issuance of shares for name and  operating
             assets of I-Mark  Systems,  Inc. ($0.55
             per share)                                  1,000,000       548,148            --         548,148
          Issuance of performance shares from
             escrow ($0.06 per share)                    2,738,000       155,562            --         155,562
          Issuance of shares on exercise of options
             ($0.87 per share)                              55,000        47,960            --          47,960
          Net income for the year                               --            --     4,037,546       4,037,546
                                                      ------------  ------------   -----------    ------------
        Balance - 30 June 1998 - U.S. basis             18,482,440    13,320,488    (2,554,928)     10,765,560
          Issuance  of shares on exercise of options
             ($0.81 per share)                               1,232           998            --             998
          Net income for the year                               --            --       716,045         716,045
                                                      ------------  ------------   -----------    ------------
        Balance - 30 June 1999 - U.S. basis             18,483,672  $ 13,321,486   $(1,838,883)   $ 11,482,603
                                                      ------------  ------------   -----------    ------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 1999 AND 1998
U.S. Funds

--------------------------------------------------------------------------------

17. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - Continued

     c)  EARNINGS PER SHARE - BASIC OR PRIMARY

         Under accounting principles generally accepted in the United States, stock options and stock warrants are treated as common stock equivalents in the determination of basic or primary earnings per share if they would have a dilutive effect. Stock options and stock warrants are not treated as common stock equivalents in the determination of basic or primary earnings per share in Canada.

         Reconciliation of Canadian to U.S. basis - Basic Earnings per Share

                                                           1999           1998
                                                        -----------   -----------
Weighted average number of common shares outstanding
    - Canadian basis                                     18,483,264    16,773,928
Add:  Dilutive stock options and warrants                 1,640,435     1,436,667
                                                        -----------   -----------
Weighted average number of common shares outstanding
    - U.S. basis                                         20,123,699    18,210,595
                                                        -----------   -----------
Net income for the year                                 $   716,045   $ 4,037,546
                                                        -----------   -----------
Basic earnings per share
    - U.S. basis                                        $      0.04   $      0.22
                                                        -----------   -----------
    - Canadian basis                                    $      0.04   $      0.24
                                                        -----------   -----------

--------------------------------------------------------------------------------

18.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after 1 January 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

-------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following persons are Directors of the Company and have also been nominated for election as Directors at the Company's 1999 annual general meeting of shareholders. Directors serve for a term of one year and until their successors are elected and qualified.

DAVID H. BROWN, 69, has served as a Director of the Company since 1991 and Chairman of the Board since 1993. At his retirement in 1989, Mr. Brown was Vice-Chairman of the investment firm Burns Fry Limited, located in Toronto, Ontario, Canada. Mr. Brown holds a Bachelor of Science degree from Concordia University, and a Masters of Business Administration from Harvard University.

GEORGE B. COBBE, 61, has served as a Director of the Company since 1998. Mr. Cobbe worked in various marketing and executive capacities for Hewlett-Packard Company from 1961 to 1998 until his retirement. He was General Manager and Director of North American Field Operations for Hewlett-Packard Company, and was elected a Vice-President of that company in 1995, and retired in 1998. Mr. Cobbe holds a Bachelor of Science degree in electrical engineering from Standford University.

P. NICHOLAS M. GLASS, 54, has served as a Director of the Company since 1997. Mr. Glass is a member of the British Columbia Bar, and of England and Wales, and currently practices in the field of labor relations as a mediator and arbitrator. He is a Director of Belvedere Resources, a Vancouver Stock Exchange listed company, which owns mineral rights in Finland. From 1992 to 1996, Mr. Glass was a Director of Tradepoint Investment Exchange, a public company traded on AIM in London and the Vancouver Stock Exchange that has started a new electronic stock exchange based in London. From 1972 to 1990, he was a civil trial lawyer with Swinton and Company in Vancouver, British Columbia.
Mr. Glass holds a Master of Arts degree from Trinity College, Oxford University.

CLINTON H. RICKARDS, 51, has served as a Director of the Company since 1991. From 1991 to 1995 he served as President of the Company. From 1993 to present, Mr. Rickards has been involved in the Company's Canadian sales and shareholder relations efforts. Mr. Rickards has been involved in the computer industry since 1968. In 1980 he started his own company with partners. In 1983, he bought out his partners and founded the private computer company, North American Professional Technologies. This company began the development of ES-2000 in 1986 which subsequently became the Company's signature product.

HOWARD T. VAN PELT, 57, has served as a Director of the Company since 1991. He has served as its President from April 1995 to the present and was appointed Chief Executive Officer in 1997. Since 1991, he has served as President of Global USA. In 1970, he became Regional Marketing Manager for Computer Election Systems Inc., an election voting machine company, and was Regional Manager, Southern Division, of that company when it was sold in 1981 to Hale Bros. From 1964 to 1968, Mr. Van Pelt was a marketing representative for IBM Corporation, and from 1968 to 1970, he was a registered representative for Rauscher Pierce Securities. Mr. Van Pelt attended the University of New Mexico from 1960 to 1964 and the New York Institute of Finance in 1968.

NAMED EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:
LARRY G. ENSMINGER
Age: 60
Mr. Ensminger has been employed with the Company since 1991 as Vice-President of Operations for Global USA. From 1993 to 1997, he was the Manager, Sales and Operations, and from 1991 to 1993, he was a sales representative for the Company. Mr. Ensminger holds an Associate of Arts Degree (Education) from Dodge City Community College and Bachelor and Master of Science (Engineering) degrees from Kansas State College.

MAURICE E. SOKULSKI
Age: 56
Mr. Sokulski was appointed Treasurer of the Company in 1994. He served as a Director of the Company from 1996 to 1997 and Controller from 1994 to 1996. From 1993 to 1994, he was Controller of Northcoast Building Products Ltd., a British Columbia, Canada, a distributor of lumber products. In 1992, he was Controller for Adagio Enterprises Ltd, a British Columbia, Canada, manufacturer and distributor of lingerie. He is a Chartered Accountant and holds a Bachelor of Commerce degree from the University of Alberta.

ROBERT J. UROSEVICH
Age:  51
Mr. Urosevich has been employed with the Company since 1997 as Vice-President, Sales, Marketing and Business Development of Global USA. From 1995 to 1997, he was President of I-Mark Systems, Inc., which was acquired by the Company in 1997. From 1994 to 1995, he was President of DATA Duplicating, Inc. Mr. Urosevich attended Coe College in Cedar Rapids, Iowa from 1966 to 1970.

No Director or Executive Officer of the Company is related to any other by blood or marriage.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Under the US Securities Exchange Act of 1934 (the "Act"), directors and officers of public companies are required to report to the Securities and Exchange Commission all personal transactions involving the Company's common shares. Based solely upon a review of Forms 3, 4 and 5 filed by Directors and officers of the Company during the 1999 fiscal year, the Forms 3 for each of the Directors were filed late. All other reports required by Section 16(a) of the Act were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

Set out below are particulars of compensation paid to the following persons (the "Named Executive Officers"):

(a)     the Company's chief executive officer;

(b) each of the Company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds C$100,000 per year; and

(c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of the Company at the end of the most recently completed financial year.

Based on the foregoing, during the fiscal year ended June 30, 1999, there were five Named Executive Officers of the Company, namely:

NAME                    TITLE
------------------      ----------------------------------------------------------------------
HOWARD T. VAN PELT      President, Chief Executive Officer and a Director of the Company
                        President of Global USA

CLINTON H. RICKARDS     Director of the Company

LARRY G. ENSMINGER      Vice-President, Operations of Global USA

MAURICE E. SOKULSKI     Treasurer of the Company

ROBERT J. UROSEVICH     Vice-President, Sales, Marketing and Business Operations of Global USA

The following table sets forth the compensation awarded, paid to or earned by the Company's current Named Executive Officers during the fiscal years ended June 30, 1999 and 1998 and the six months and fiscal year ended June 30, 1997.

                                                SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------
                                      ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                      -------------------------------------------------   -----------------------------------------------
                                                                             AWARDS        PAYOUTS
-----------------------------------------------------------------------   ----------  --------------------   ------------
                                                                                       RESTRICTED
                                                                           SECURITIES  SHARES OR
                                                               OTHER          UNDER    RESTRICTED
 NAME AND PRINCIPAL    YEAR                                    ANNUAL        OPTIONS     SHARE       LTIP       ALL OTHER
      POSITION         ENDED     SALARY (4)       BONUS     COMPENSATION     GRANTED     UNITS     PAY-OUTS   COMPENSATION
                                     ($)           ($)          ($)            (#)        (#)         ($)          ($)
--------------------  -------    ----------    -----------  ------------   ---------- -----------  --------   ------------
HOWARD T. VAN PELT    1999(1)    $ 180,000     $ 22,143(5)      -0-            -0-        -0-         -0-      $ 1,044
President and CEO     1998(2)    $ 177,500     $126,015         -0-          50,000       -0-         -0-      $ 1,607
of the Company;       1997(3)    $  75,000     $ 63,610         -0-            -0-        -0-         -0-         -0-
President of Global
USA
--------------------- -------    ----------    -----------  ------------   ---------- -----------  --------   ------------
CLINTON H. RICKARDS   1999(1)    C$145,577     C$35,006         -0-            -0-        -0-         -0-      C$1,308
Director              1998(2)    C$136,000     C$33,026         -0-          50,000       -0-         -0-      C$  171
                      1997(3)    C$ 68,000     C$42,155         -0-            -0-        -0-         -0-      C$  150

--------------------- -------    ----------    -----------  ------------   ----------  ----------- --------   ------------
ROBERT J. UROSEVICH   1999(1)    $115,000         -0-           -0-            -0-        -0-         -0-      $   812
VP, Sales,            1998(2)    $105,417      $ 25,000         -0-          120,000      -0-         -0-         -0-
Marketing and         1997(3)        N/A          N/A           -0-            -0-        -0-         -0-         -0-
Business
Development (Global
USA)
--------------------- -------    ----------    -----------  ------------   ----------  ----------- --------   ------------
MAURICE E. SOKULSKI   1999(1)    $ 75,000         -0-           -0-            -0-        -0-         -0-      $   638
Treasurer             1998(2)    $ 75,000      $ 35,000         -0-          100,000      -0-         -0-         -0-
                      1997(3)    $ 27,324         -0-           -0-            -0-        -0-         -0-         -0-
--------------------- -------    ----------    -----------  ------------   ----------  ----------- --------   ------------
LARRY G. ENSMINGER    1999(1)    $ 95,500         -0-           -0-            -0-        -0-         -0-      $   789
VP, Operations        1998(2)    $ 90,000      $ 40,000         -0-          50,000       -0-         -0-      $   916
(Global USA)          1997(3)    $ 45,000         -0-           -0-            -0-        -0-         -0-         -0-
--------------------- -------    ----------    -----------  ------------   ----------  ----------- --------   ------------

(1)      For the fiscal year ended June 30, 1999.
(2)      For the fiscal year ended June 30, 1998.
(3)      For the six months and fiscal year ended at June 30, 1997.
(4)      Refer to "Management Contracts" for further particulars.
(5)      Accrued but not paid during the fiscal year ended June 30, 1999.

LONG TERM INCENTIVE PLAN AWARDS
Long term incentive plan awards ("LTIP") means any plan providing compensation intended to serve as an incentive for performance to occur over a period longer than one financial year whether performance is measured by reference to financial performance of the Company or an affiliate, or the price of the Company's shares but does not include option or stock appreciation rights plans or plans for compensation through restricted shares or units. No LTIPs were granted to the Named Executive Officers or Directors during the fiscal year ended June 30, 1999.

STOCK APPRECIATION RIGHTS
Stock appreciation rights ("SAR's") means a right, granted by an issuer or any of its subsidiaries as compensation for services rendered or in connection with office or employment, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of the Company's shares. No SARs were granted to or exercised by the Named Executive Officers or Directors during the fiscal year ended June 30, 1999.

OPTION GRANTS DURING THE FISCAL YEAR ENDED JUNE 30, 1999
No stock options were granted to the Named Executive Officers or Directors during the fiscal year ended June 30, 1999.

AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED JUNE 30, 1999 AND FISCAL YEAR END OPTION VALUES No stock options were exercised by the Named Executive Officers or Directors during the fiscal year ended June 30, 1999.

The following table provides the details of stock options exercised during the fiscal year ended June 30, 1999, and the fiscal year end stock option values for the Named Executive Officers:

OPTIONEES              SHARES ACQUIRED ON   VALUE REALIZED      NUMBER OF SHARES       VALUE OF UNEXERCISED
                       EXERCISE                                 UNDERLYING             IN-THE-MONEY
                                                                UNEXERCISED OPTIONS,   OPTIONS, ALL OF
                                                                ALL OF WHICH WERE      WHICH WERE
                                                                EXERCISABLE, AT JUNE   EXERCISABLE, AT JUNE
                                                                30, 1999               30, 1999
-------------------    -------------------  ---------------     --------------------   ---------------------
HOWARD T. VAN PELT             Nil                 N/A                 50,000                C$70,000

CLINTON H. RICKARDS            Nil                 N/A                 50,000                C$70,000

LARRY G. ENSMINGER             Nil                 N/A                 50,000                C$70,000

MAURICE E. SOKULSKI            Nil                 N/A                 100,000               C$140,000

ROBERT J. UROSEVICH            Nil                 N/A                 120,000               C$168,000

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE
The Company has no Defined Benefit or Actuarial Plan benefits payable upon retirement of the Named Executive Officers.

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS No employment contracts exist between the Company and the Named Executive Officers, other than set out below under the heading entitled "Employment Agreements".

COMPENSATION OF DIRECTORS
No cash compensation was paid to any Director of the Company for the Director's services as a Director during the fiscal year ended June 30, 1999 other than to Messrs. Glass and Cobbe, who were each paid a total of $20,000. This amount included Directors' fees for the fiscal years ended June 30, 1999 and 1998 in the amount of $10,000 per year. The Company has no standard arrangement pursuant to which the Directors are compensated by the Company for the services in their capacity as Directors except for the granting from time to time of incentive stock options in accordance with the policies of The Toronto Stock Exchange. The Company reimburses Directors for expenses they incur to attend board meetings.

COMPOSITION OF THE COMPENSATION COMMITTEE
The Company's Compensation Committee consists of Howard T. Van Pelt, P. Nicholas Glass and George B. Cobbe. However, compensation matters may also be reviewed and approved by the entire Board of Directors. Howard T. Van Pelt was, during the past fiscal year,

o      the Company's President and Chief Executive Officer;
o      President of Global USA; and
o      an employee of the Company.

EMPLOYMENT AGREEMENTS

HOWARD T. VAN PELT
Pursuant to an Employment Agreement dated August 1, 1997, Global USA employed Howard T. Van Pelt as its President at an annual salary of $180,000 plus an annual bonus of 3% of the consolidated pre-tax earnings to a maximum of $200,000 per year. The agreement is for a term of three years expiring July 31, 2000. The employment agreement also provides that Mr. Van Pelt's employment may be terminated only for cause and that upon termination for other than criminal behaviour, Global USA will pay a severance benefit equal to six months base salary at the time of termination.

ROBERT J. UROSEVICH
Pursuant to an Employment Agreement dated August 1, 1997, Global USA employed Mr. Urosevich as Vice-President, Sales, Marketing and Business Development at an annual salary of $115,000, as adjusted from time to time. The agreement is for a term of three years expiring July 31, 2000. The Employment Agreement also provides that Mr. Urosevich's employment may be terminated for cause as defined in the agreement, and that upon termination for other than criminal behaviour, the Company will pay a severance benefit equal to 12 months base salary at the time of termination.

CLINTON H. RICKARDS
Pursuant to an Employment Agreement dated October 1, 1996, the Company retained the services of Clinton H. Rickards, a Director of the Company, at an annual salary of C$136,000 plus an annul bonus of 3% of Canadian sales and 1% of the net profits before taxes for all sales, excluding those in Canada, of the Company during the term of the agreement. The agreement, which was for a term of two years expired October 1, 1998. Mr. Rickards current remuneration is $100,000 converted to and payable in Canadian dollars.

See Item 12: "Certain relationships and related transactions" below for additional information.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the directors and senior officers of the Company, there are no individuals or companies who beneficially own, directly or indirectly, or exercise control or direction over shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company.

The following table sets forth, as of June 30, 1999, the beneficial ownership of common shares by each person who is known by the Company to beneficially own more than 5% of outstanding common shares in the capital of the Company:

   NAME AND ADDRESS OF              AMOUNT AND NATURE OF           PERCENT OF CLASS
    BENEFICIAL OWNER            BENEFICIAL OWNERSHIP (1)(2)(3)    BENEFICIALLY OWNED(2)
----------------------------    ------------------------------    --------------------
DAVID H. BROWN                          1,260,067                         6.8%
350 - 1200 West 73rd Avenue
Vancouver, British Columbia
Canada  V6P 6G5

CLINTON H. RICKARDS                     1,019,419(4)                      5.5%
350 - 1200 West 73rd Avenue
Vancouver, British Columbia
Canada  V6P 6G5

HOWARD T. VAN PELT                        968,000(4)                      5.2%
1611 Wilmenth Road
McKinney, Texas
USA  75069

(1) Not being within the knowledge of the Company, the ownership information disclosed above has been furnished by the respective directors individually.

(2) To the Company's knowledge, except where otherwise noted, each person listed above has sole voting power of his shares.

(3) Free trading shares (subject to Rule 144), except as to option shares. See footnote (4) below as to number of stock option shares included in the table.

(4) Includes, as to the named person, the number of shares underlying exercisable stock options: Clinton H. Rickards (50,000 shares), Howard
         T. Van Pelt (50,000 shares). Messrs. Rickards and Van Pelt's stock options are exercisable at a price of $1.25 per share until August 22, 2002.

The following table sets forth, as at August 31, 1999, the beneficial ownership of common shares held by each director and nominee for director (standing for election at the Company's 1999 Annual General Meeting) of the Company, each Named Executive Officer, and by all directors and officers as a group:

                                          AMOUNT AND NATURE OF            PERCENT OF CLASS
NAME OF BENEFICIAL OWNER           BENEFICIAL OWNERSHIP (1)(2)(3)(4)     BENEFICIALLY OWNED
------------------------           --------------------------------      ------------------
DAVID H. BROWN                              1,260,067                          6.8%
Director

GEORGE B. COBBE                               100,000                       less than 1%
Director

P. NICHOLAS M. GLASS                           50,000                       less than 1%
Director

CLINTON H. RICKARDS(5)                      1,019,419                          5.5%
Director

HOWARD T. VAN PELT(5)                         968,000                          5.2%
Director

LARRY G. ENSMINGER(5)                         402,835                          2.2%

MAURICE E. SOKULSKI(5)                        276,700                          1.5%

ROBERT J. UROSEVICH(5)                        160,000                       less than 1%

DIRECTORS AND OFFICERS                      4,237,021(6)                      22.9%
AS A GROUP

(1) Not being within the knowledge of the Company, the ownership information disclosed above has been furnished by the respective directors individually.

(2) A person is deemed, under United States securities law, to be the owner of securities that can be acquired by that person within 60 days of the date of the table upon exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by that person and that are exercisable within 60 days of the date of this table have been exercised. The information as to the shares beneficially owned or over which a director exercises control or direction been furnished by the respective Directors individually and is for the month ended August 31, 1999.

(3) To the Company's knowledge, except where otherwise noted, each person has sole voting and investment power as to the shares.

(4) Includes, as to the person listed, stock options to purchase shares in the capital of the Company as follows: (Cobbe - 100,000 option shares exercisable at C$1.60 per share; Glass - 50,000 option shares exercisable at C$1.49 per share; Rickards - 50,000 option shares exercisable at C$1.25 per share; Van Pelt - 50,000 option shares exercisable at C$1.25 per share; Ensminger - 50,000 option shares exercisable at C$1.25 per share; Sokulski - 100,000 option shares exercisable at C$1.25 per share; and Urosevich - 120,000 option shares exercisable at C$1.25 per share).

(5)      Named Executive Officer.

(6) Includes stock options to purchase a total of 520,000 shares which are exercisable at C$1.25 to C$1.60 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the employment arrangements discussed under Item 10. Executive Compensation, the Company employs Larry Ensminger, its Vice President of Operations, at a salary of $96,000 per year. Until the beginning of the current fiscal year, the Company paid Mr. Ensminger a salary of $90,000 per year. The Company employs its Treasurer, Maurice E. Sokulski, at a salary of $75,000 per year; for the previous fiscal year, the Company paid Mr. Sokulski a salary in the amount of $75,000.

In May 1999, Mr. Van Pelt loaned the Company US$300,000 on an unsecured short-term promissory note bearing interest at a rate of 10% per annum. This loan was repaid in full by the Company in August 1999.

With respect to transactions which were entered into before June 30, 1997, the following information is provided as a matter of interest. By an agreement dated November 22, 1991, the Company reserved for issuance 4,150,000 treasury shares for issuance as restricted "performance shares". These shares were to be issued upon payment of C$0.08 per share, and, upon issuance, were to be held in escrow and released to specified employees on the basis of "cumulative cash flow". Two of the original allotees ceased to be employees of the Company and, therefore, were no longer eligible for restricted performance shares. Their 270,000 share allotment was canceled, leaving a balance of 3,880,000 reserved for issuance. During 1996, the Directors resolved to cancel 1,142,000 of the allotted but unissued restricted performance shares and to extend the earn-out period on the remaining 2,738,000 restricted performance shares from January 17, 1997 to January 17, 2000. The Directors' resolution was subsequently approved by shareholders and regulatory authorities. On December 6, 1996, the Company entered into an Amended and Restated Performance Shares Allotment Agreement with respect to the remaining shares which extended the earn-out time from January 17, 1997 to January 17, 2000, but retained the earn-out requirements of the earlier agreement. Those requirements provided that performance shares would have to be earned out on the basis of one performance share for every C$0.7975 cumulative cash flow. The following Directors and Officers were awarded the following rights to acquire restricted performance shares, subject to the escrow terms: Howard Van Pelt, 2,187,581 (of which 1,305,492 were intended for other employees); David H. Brown, 88,208; and Clinton H. Rickards, 282,267. In January 1998, the restrictions on the performance shares lapsed and they were earned, purchased and released from escrow. Of Mr. Van Pelt's allotment, as intended, 1,305,492 were issued to other employees, leaving him a balance of 882,089 shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits

EXHIBIT
  NO.            DESCRIPTION
-------          -----------
3(1)    Memorandum and Articles of Incorporation, as amended.

4(1)    Parts 7, 10, 12 and 27 of the Registrant's Memorandum and Articles of
        Incorporation, as amended, set forth in Exhibit 3(1)

10a(1)  Employment Agreement with Howard Van Pelt dated August 1, 1997

10b(1)  Employment Agreement, dated October 1, 1996, with Clinton H. Rickards

10c(1)  Employment Agreement with Robert J. Urosevich dated August 1, 1997

10d(1)  Amended and Restated Performance Share Allotment Agreement dated December
        6, 1996
10e(1)  Lease (Vancouver, British Columbia)

10f(1)  Lease (McKinney, Texas)

10g(1)  Lease (Omaha, Nebraska) filed electronically herewith

10h(1)  Purchase Agreement between the Registrant and I-Mark Systems, Inc. dated
        July 31, 1997

10i(1)  Promissory Notes and associated Accounts Security Agreements and Stock
        Purchase Warrants, all dated March 31, 1998, to each of David Ross and
        Victoria Ross. Termination of each Promissory Note.

10j(1)  Form of Option Agreement with employees

10k(1)  Option Agreement dated August 22, 1997 between the Company and Howard T.
        Van Pelt

10l(1)  Option Agreement dated August 22, 1997 between the Company and Clinton
        H. Rickards

10m(1)  Option Agreement dated August 22, 1997 between the Company and Larry
        Ensminger

10n(1)  Option Agreement dated August 22, 1997 between the Company and Maurice
        E. Sokulski

10o(1)  Option Agreement dated August 22, 1997 between the Company and Robert
        Urosevich

10p(1)  Promissory Note to Western Bank Albuquerque for $770,000.

10q(1)  Promissory Note to Western Bank Albuquerque for $600,000.

10r Addendum to lease agreement between 405 N. 115th St filed. LLC and the Company. electronically herewith

10s Change in terms agreement for Promissory note dated filed June 8, 1998 between Western Bank and the Company. electronically herewith

10t Change in terms agreement for Promissory note dated filed November 25, 1995 between Western Bank and the Company. electronically herewith

10u Promissory note dated May 14, 1999 between Howard T. Van Pelt filed and the Company. electronically herewith

10v     Promissory note dated May 28, 1999 between Western Bank and filed the
        Company. electronically herewith

11 Computation of per-share income Treasury Stock filed Method of the Company. electronically herewith

21      Subsidiaries of the Company filed electronically herewith

23      Consent of Staley, Okada, Chandler & Scott filed Chartered Accountants.
        electronically herewith

24      Power of Attorney filed electronically herewith

27      Financial Data Schedule filed electronically herewith


(1) Incorporated by reference to the Company's Form 10SB filed with the Commission on July 31, 1998.

     B.  Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fourth quarter of Fiscal 1999.

                                        Signature

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

Dated:  September 28, 1999
                          GLOBAL ELECTION SYSTEMS INC.

                           By: /s/ Howard T. Van Pelt
                       ----------------------------------
                         Howard T. Van Pelt, President,
                          Chief Executive Officer and
                            Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard T. Van Pelt with full power to act as his true and lawful attorney-in-fact, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report or amendment thereto has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                               CAPACITY                    DATE
---------                               --------                    ----
/s/ DAVID H. BROWN          Chairman of the Board and         September 25, 1999
-----------------------     Director
David H. Brown


                            President, Chief Executive
-----------------------     Officer, Chief Financial Officer
Howard T. Van Pelt          and Director


/s/ CLINTON H. RICKARDS     Director                          September 28, 1999
----------------------
Clinton H. Rickards

/s/ GEORGE B. COBBE         Director                          September 25, 1999
-----------------------
George B. Cobbe


                            Director
----------------------
P. Nicholas M. Glass

                                INDEX TO EXHIBITS


EXHIBIT
  NO.            DESCRIPTION
-------          -----------
3(1)    Memorandum and Articles of Incorporation, as amended.

4(1)    Parts 7, 10, 12 and 27 of the Registrant's Memorandum and Articles of
        Incorporation, as amended, set forth in Exhibit 3

10a(1)  Employment Agreement with Howard Van Pelt dated August 1, 1997

10b(1)  Employment Agreement, dated October 1, 1996, with Clinton H. Rickards

10c(1)  Employment Agreement with Robert J. Urosevich dated August 1, 1997

10d(1)  Amended and Restated Performance Share Allotment Agreement dated December
        6, 1996
10e(1)  Lease (Vancouver, British Columbia)

10f(1)  Lease (McKinney, Texas)

10g     Lease (Omaha, Nebraska) filed electronically herewith

10h(1)  Purchase Agreement between the Registrant and I-Mark Systems, Inc. dated
        July 31, 1997

10i(1)  Promissory Notes and associated Accounts Security Agreements and Stock
        Purchase Warrants, all dated March 31, 1998, to each of David Ross and
        Victoria Ross. Termination of each Promissory Note.

10j(1)  Form of Option Agreement with employees

10k(1)  Option Agreement dated August 22, 1997 between the Company and Howard T.
        Van Pelt

10l(1)  Option Agreement dated August 22, 1997 between the Company and Clinton
        H. Rickards

10m(1)  Option Agreement dated August 22, 1997 between the Company and Larry
        Ensminger

10n(1)  Option Agreement dated August 22, 1997 between the Company and Maurice
        E. Sokulski

10o(1)  Option Agreement dated August 22, 1997 between the Company and Robert
        Urosevich

10p(1)  Promissory Note to Western Bank Albuquerque for $770,000.

10q(1)  Promissory Note to Western Bank Albuquerque for $600,000.

10r Addendum to lease agreement between 405 N. 115th St filed. LLC and the Company. electronically herewith

10s Change in terms agreement for Promissory note dated filed June 8, 1998 between Western Bank and the Company. electronically herewith

10t Change in terms agreement for Promissory note dated filed November 25, 1995 between Western Bank and the Company. electronically herewith

10u Promissory note dated May 14, 1999 between Howard T. Van Pelt filed and the Company. electronically herewith

10v     Promissory note dated May 28, 1999 between Western Bank and filed the
        Company. electronically herewith

11 Computation of per-share income Treasury Stock filed Method of the Company. electronically herewith

21      Subsidiaries of the Company filed electronically herewith

23      Consent of Staley, Okada, Chandler & Scott filed Chartered Accountants.
        electronically herewith

24      Power of Attorney filed electronically herewith

27      Financial Data Schedule filed electronically herewith

99(1)   Form F-X


(1) Incorporated by reference to the Company's Form 10SB filed with the Commission on July 31, 1998.