Form 10QSB
period 1999-09-30
GLOBAL ELECTION SYSTEMS INC
filed 1999-11-12
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934
For the quarterly period ended September 30, 1999
[ ] Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from _____ to _____

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 1999, the issuer had 18,483,672 shares of its common stock outstanding.

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

Part 1.           FINANCIAL INFORMATION

         Item 1:           FINANCIAL STATEMENTS





                          GLOBAL ELECTION SYSTEMS INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 QUARTER ENDING

                           30 SEPTEMBER 1999 AND 1998

                      PREPARED WITHOUT AUDIT IN U.S. FUNDS

GLOBAL ELECTION SYSTEMS INC.                                        Statement 1
INTERIM CONSOLIDATED BALANCE SHEET
AS AT 30 SEPTEMBER
Prepared without audit in U.S. Funds




ASSETS                                                                                              1999              1998
                                                                                           ----------------   ---------------
CURRENT
  Cash and short term deposits                                                             $      1,302,874   $        62,438
  Accounts receivable                                                                             4,348,245         3,722,757
  Contracts receivable                                                                           11,031,410         4,898,650
  Deposits and prepaid expenses                                                                     210,455           212,307
  Inventory                                                                                       5,040,600         5,721,988
  Current portion of agreements receivable                                                          232,876           573,701
                                                                                           ----------------   ---------------
                                                                                                 22,166,460        15,191,841

AGREEMENTS RECEIVABLE                                                                                64,396           336,474

CAPITAL ASSETS                                                                                      331,335           426,248

OTHER ASSETS                                                                                        719,625           958,681
                                                                                           ----------------   ---------------
                                                                                           $     23,281,816   $    16,913,244
                                                                                           ----------------   ---------------

LIABILITIES


CURRENT
  Accounts payable and accrued liabilities                                                 $      3,814,795   $     4,051,147
  Deferred revenue                                                                                  685,358           128,294
  Current portion of loans payable                                                                5,816,674         1,675,580
                                                                                           ----------------   ---------------
                                                                                                 10,316,827         5,855,021
                                                                                           ----------------   ---------------

LOANS PAYABLE                                                                                       814,569            36,757
                                                                                           ----------------   ---------------

SHAREHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common voting shares, without par value
     20,000,000 convertible voting preferred shares, without par value
  Issued and fully paid:
     18,483,672 common shares (1998 - 18,482,440)                                                10,126,865        10,125,867
RETAINED EARNINGS - STATEMENT 2                                                                   2,023,555           895,599
                                                                                           ----------------   ---------------
                                                                                                 12,150,420        11,021,466
                                                                                           ----------------   ---------------

                                                                                           $     23,281,816   $    16,913,244
                                                                                           ----------------   ---------------

ON BEHALF OF THE BOARD:

SIGNED:  "HOWARD T. VAN PELT"
-------------------------------------------
HOWARD T. VAN PELT, DIRECTOR

SIGNED:  "CLINTON H. RICKARDS"
-------------------------------------------
CLINTON H. RICKARDS, DIRECTOR

GLOBAL ELECTION SYSTEMS INC.                                        Statement 2
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD ENDED 30 SEPTEMBER
Prepared without audit in U.S. Funds


                                                                        Common Shares             Retained          Total
                                                                     Shares        Amount         Earnings
                                                                                                  (Deficit)
                                                                   ----------   ------------    -------------   -------------
Balance - 31 December 1995                                         14,189,440   $  9,138,775    $  (3,714,708)   $  5,424,067
Issuance of shares on exercise of options ($0.47 per share)           500,000        235,422                -         235,422
Loss for the year                                                           -              -       (1,736,657)     (1,736,657)
                                                                   ----------   ------------    -------------   -------------

Balance - 31 December 1996                                         14,689,440      9,374,197       (5,451,365)      3,922,832
Net income for the period                                                   -              -        2,053,512       2,053,512
                                                                   ----------   ------------    -------------   -------------

Balance - 30 June 1997                                             14,689,440      9,374,197       (3,397,853)      5,976,344
Issuance of shares for name and operating assets of
   I-Mark Systems, Inc. ($0.55 per share)                           1,000,000        548,148                -         548,148
Issuance of performance shares from escrow ($0.06 per Share)        2,738,000        155,562                -         155,562
Issuance of shares on exercise of options ($0.89 per share)            30,000         26,632                -          26,632
Issuance of shares on exercise of options ($0.85 per share)            25,000         21,328                -          21,328
Net income for the period                                                   -              -        4,037,546       4,037,546
                                                                   ----------   ------------    -------------   -------------

Balance - 30 June 1998                                             18,482,440     10,125,867          639,693      10,765,560
Net income for the period                                                   -              -          255,906         255,906
                                                                   ----------   ------------    -------------   -------------

Balance - 30 September 1998                                        18,482,440     10,125,867          895,599      11,021,466
Issuance of shares on exercise of options ($0.81 per share)             1,232            998                -             998
Net income for the period                                                   -              -          460,139         460,139
                                                                   ----------   ------------    -------------   -------------

Balance - 30 June 1999                                             18,483,672     10,126,865        1,355,738      11,482,603
Net income for the period                                                   -              -          667,817         667,817
                                                                   ----------   ------------    -------------   -------------

Balance - 30 September 1999                                        18,483,672   $ 10,126,865    $   2,023,555   $  12,150,420
                                                                   ----------   ------------    -------------   -------------

GLOBAL ELECTION SYSTEMS INC.                                        Statement 3
INTERIM CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED 30 SEPTEMBER
Prepared without audit in U.S. Funds

                                                                                                      1999              1998
                                                                                              ----------------   ---------------
REVENUE
  Sales and operating income                                                                  $      6,250,680   $     4,272,463
  Other income                                                                                           4,653             9,025
                                                                                              ----------------   ---------------
                                                                                                     6,255,333         4,281,488
                                                                                              ----------------   ---------------
COSTS AND EXPENSES
  Cost of sales and operating expenses                                                               3,359,190         1,835,439
  Selling, administrative and general expenses                                                       1,681,019         1,522,335
  Research and development expenses                                                                    140,718           374,971
  Interest                                                                                             146,798            36,131
  Amortization                                                                                         108,221           125,531
                                                                                              ----------------   ---------------
                                                                                                     5,435,946         3,894,407
                                                                                              ----------------   ---------------

INCOME BEFORE THE UNDERNOTED                                                                           819,387           387,081
  Revaluation of used equipment                                                                       (131,175)         (131,175)
                                                                                              ----------------   ---------------

INCOME BEFORE INCOME TAXES                                                                             688,212           255,906
  Provision for income taxes                                                                           (20,395)               --
                                                                                              ----------------   ---------------

NET INCOME FOR THE PERIOD                                                                     $        667,817   $       255,906
                                                                                              ----------------   ---------------

EARNINGS PER SHARE - U.S. FUNDS
  Basic                                                                                       $           0.04   $          0.01
  Fully Diluted                                                                               $           0.03   $          0.01
                                                                                              ----------------   ---------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                                         18,483,672        18,482,440
                                                                                              ----------------   ---------------

GLOBAL ELECTION SYSTEMS INC.                                        Statement 4
INTERIM CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE THREE MONTHS ENDED 30 SEPTEMBER
Prepared without audit in U.S. Funds


                                                                           1999                  1998
                                                                       -----------          ---------------
OPERATING ACTIVITIES
  Net income for the period                                            $   667,817          $       255,906
  Items not affecting cash
    Amortization                                                           108,221                  125,531
    Revaluation of used equipment                                          131,175                  131,175
                                                                       -----------          ---------------
                                                                           907,213                  512,612

  Changes in non-cash working capital
    Accounts receivable                                                     (6,842)              (1,409,894)
    Contracts receivable                                                  (749,688)               3,079,957
    Deposits and prepaid expenses                                           80,843                   34,782
    Inventory                                                             (564,852)              (2,185,289)
    Accounts payable and accrued liabilities                             1,527,328                 (656,055)
    Deferred revenue                                                      (342,360)                 (76,506)
                                                                       -----------          ---------------
                                                                           851,642                 (700,393)
                                                                       -----------          ---------------

INVESTING ACTIVITIES
  Capital assets acquired                                                   (6,850)                 (51,747)
  Agreements receivable                                                    194,232                   43,590
                                                                       -----------          ---------------

                                                                           187,382                   (8,157)
                                                                       -----------          ---------------
FINANCING ACTIVITIES
  Loans payable                                                           (357,370)                 431,363
                                                                       -----------          ---------------

NET INCREASE (DECREASE) IN CASH                                            681,654                 (277,187)
  Cash position - Beginning of period                                      621,220                  339,625
                                                                       -----------          ---------------
CASH POSITION - END OF PERIOD                                          $ 1,302,874          $        62,438
                                                                       -----------          ---------------

                  Summary of Significant Accounting Policies:

                  The accounting policies as set forth in Global Election Systems Inc.'s Form 10-KSB, filed on September 28, 1999 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited, but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the results for the interim period. Results for an interim period are not necessarily indicative of results for a full year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

         SALES AND OPERATING INCOME.

                  Sales and other income increased 46.1 %, or $1,974,000, to $6,256,000 in the three months ended September 30, 1999 from $4,281,000 in the three months ended September 30, 1998. The increase in sales is due to new account sales and the continued expansion of the customer base.

         COST OF SALES AND OPERATING EXPENSES.

                  Cost of sales and operating expenses increased 83.1 %, or $1,524,000, to $3,359,000 in the 1999 period from $1,835,000 in the 1998 period.
In the 1999 period, cost of sales and operating expense as a percentage of gross revenues increased to 53.9% from 42.9% in the 1998 period due to lower gross margin on the voter registration product.

         SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

                  In the three months ended September 30, 1999 selling, administrative and general expenses increased 10.4 %, or $159,000, to $1,681,000, from $1,522,000 in the 1998 period. The increase is attributable to increased sales effort which resulted in increased sales; however, expenses were below plan.

         RESEARCH AND DEVELOPMENT EXPENSES.

                  Research and development expenses decreased 62.4%, or $234,000, to $141,000 in the 1999 period from $375,000. In the first quarter of fiscal 1999 extensive development was being performed on the Accu Touch software; this was not occurring in the first quarter of fiscal 2000. The decrease in research and development expense in the 2000 period was within the Company's operating plan.

         INTEREST.

                  Interest expense increased 308.3%, or $111,000, to $147,000, in the 1999 period from $36,000 in the 1998 period. The increase was within the Company's operating plan and resulted from interest on U.S. bank loans.

         AMORTIZATION.

                  Amortization decreased 14.3%, or $18,000, to $108,000 in the 1999 period, from $126,000 in the 1998 period. The decrease was anticipated as Lynro Manufacturing goodwill is now fully written off.

         REVALUATION OF TRADE-IN EQUIPMENT.

                  The trade-in inventory write off amounted to $131,000 in the 1999 period, which is equal to the same amount that was written off in the 1998 period. The trade-in inventory write down will continue for the next three consecutive quarters.

         EARNINGS PER SHARE.

                  Earnings for the first quarter ended September 30, 1999 were $668,000 or $0.04 per share compared to $256,000, or $0.01 per share for the same period in the previous year.
 .
                  Income for the first quarter ended September 30, 1999 was $928,000 or $0.05 per share before revaluation of trade-in equipment amounting to $131,000, amortization amounting to $108,000 and provision for income taxes of $20,000. This compares to income of $513,000 or $0.03 per share before revaluation of trade-in equipment amounting to $131,000, and amortization amounting to $126,000 for the same period in the previous year.

                  The increase in earnings per share for the 1999 period as compared to the 1998 period was attributable to increases in revenue from sales of products, offset by increases in cost of sales and operating expenses, selling, administrative and general expense, and interest expense and enhanced by decreases in research and development and amortization.

         LIQUIDITY AND CAPITAL RESOURCES.

                  The Company uses a combination of internally generated funds and bank borrowings to finance its working capital requirements, capital expenses and operations. During the period ended September 30, 1999, the Company generated most of its funding through cash flow.

                  At September 30, 1999 the Company's cash totaled $1,302,874 an increase of $681,654 from June 30, 1999. Accounts and contracts receivable increased to $15,380,000 at September 30, 1999 from $14,623,000 at June 30, 1999. Due to the nature of the Company's business, timing of payments on large contracts may vary significantly, causing significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon delivery dates for voting systems. At September 30, 1999, inventory amounted to $5,041,000, an increase of $434,000 from June 30, 1999. The increase in inventory is within the Company's operating plan.

                  The Company has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At September 30, 1999, agreements receivable less current portion amounted to $64,000, a decrease of $142,000 from June 30, 1999. These loans are repaid at varying terms and with varying interest rates determined on a case by case basis. Historically, the Company has not experienced any default in connection with loans due from customers.

                  The Company currently has five loans outstanding, four with Western Bank, Albuquerque, New Mexico and one loan with Hibernia National Bank of Texas, McKinney, Texas. One loan in the amount of $1,508,500 is secured by a specific Global USA contract in the amount of $2,155,312. This loan bears interest at Western Bank of Albuquerque Prime Rate plus 1 % and is due January 31, 2000. A second loan in the amount of $708,174 is secured by a specific Global USA contract in the amount of $942,789. This loan bears interest at Western Bank of Albuquerque Prime Rate plus 1 % and is due May 27, 2000. A third loan in the amount of $250,113 is secured by an agreement receivable amounting to $267,364. This loan bears interest at Western Bank of Albuquerque Prime Rate plus 1 % and is due November 15, 2000. A fourth loan, a new loan, in the amount of $564,456 is secured by specific Global USA contracts in the amount of $1,050,583. This loan bears interest at Western Bank of Albuquerque Prime Rate plus 1% and is due January 19, 2001. The loan with Hibernia National Bank of Texas in the amount of $3,600,000 is secured by a blanket assignment of accounts receivable, and bears interest at The Wall Street Journal Prime Rate and is due January 12, 2000. The $300,000 loan with Mr. Van Pelt was repaid in full by the Company in August, 1999. The loans are used for working capital.

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

YEAR 2000 ASSESSMENT

                  Management of the Company has been assessing the magnitude of the Y2K issue with respect to the Company's products, business, suppliers and customers. In conjunction with the Company's assessment of Y2K issues which might affect it, the Company formulated plans to address the Y2K issue, including contingencies to address unforeseen problems.

INTERNAL BUSINESS

                  Management has reviewed all internal business computer systems to ensure that these systems will be Y2K ready. As best the Company can determine all systems are Y2K ready.

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

PRODUCTS

                  The Company completed an assessment of the magnitude of the Y2K issue with respect to the Company's products. The Company's AccuVote - OS and AcuVote - TS systems are designed to be Year 2000 compliant, which is generally a requirement in requests for proposals for voting systems, and the Company does not expect any material problems or difficulties to arise out of its systems.

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

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings

                  No material legal proceeding is pending or, to the knowledge of the Company, threatened by any governmental agency, against the Company.

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

                           None

         Item 5.           Other Information

                           None

         Item 6.           Exhibits and Reports on Form 8-K

                           A.  Exhibits

                           3 (1) Memorandum and Articles of Incorporation, as amended.

                           4 (1) Parts 7, 10, 12, and 27 of the Memorandum and Articles of Incorporation, as amended, set forth in Exhibit 3 (1)

                           10 (1) Promissory note dated August 25, 1999 between Western Bank and the Company filed electronically herewith.

                           11 (1) Computation of per-share income Treasury Stock Method of the Company filed electronically herewith.

                           27 Financial Data Schedule filed electronically herewith.

         (1) Incorporated by reference to the Company's Form 10-SB filed with the commission on July 31, 1998.

                           B.  Reports on Form 8-K

                               The Company filed no reports on Form 8-K during
the first quarter of Fiscal 2000.

                                    Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

Dated:  November 8, 1999
                                     Global Election Systems Inc.

                                     By: /s/ HOWARD T. VAN PELT
                                        ---------------------------
                                     Howard T. Van Pelt, President,
                                     Chief Executive Officer and
                                     Chief Financial Officer

                                INDEX TO EXHIBITS

             3 (1)    Memorandum and Articles of Incorporation, as amended.

             4 (1) Parts 7, 10, 12, and 27 of the Memorandum and Articles of Incorporation, as amended, set forth in Exhibit 3 (1)

             10(1) Promissory note dated August 25, 1999 between Western Bank and the Company filed electronically herewith.

             11(1) Computation of per-share income Treasury Stock Method of the Company filed electronically herewith.

             27       Financial Data Schedule filed electronically herewith.

         (1) Incorporated by reference to the Company's Form 10-SB filed with the commission on July 31, 1998.