Form 10QSB
period 1999-12-31
GLOBAL ELECTION SYSTEMS INC
filed 2000-02-03
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended December 31, 1999
[ ] Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from _____ to _____

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 3, 2000 the issuer had 18,583,672 shares of its common stock outstanding.

     Transitional Small Business Disclosure Form (check one): Yes [ ] No [x]

                                TABLE OF CONTENTS

Part 1.  FINANCIAL INFORMATION

         Item 1.           Financial Statements.

         Item 2.           Management's Discussion and Analysis.

Part 2.  OTHER INFORMATION

         Item 1.           Legal proceedings.

         Item 2.           Changes in Securities.

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

Part 1. FINANCIAL INFORMATION

     Item 1: FINANCIAL STATEMENTS












                          GLOBAL ELECTION SYSTEMS INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  QUARTER ENDED

                            31 DECEMBER 1999 AND 1998

                      PREPARED WITHOUT AUDIT IN U.S. FUNDS

GLOBAL ELECTION SYSTEMS INC.                                        Statement 1
INTERIM CONSOLIDATED BALANCE SHEET                                  -----------
AS AT 31 DECEMBER
Prepared without audit in U.S. Funds

ASSETS                                                                       1999            1998
---------------------------------------------------------------------    ------------   ------------
CURRENT
  Cash and short term deposits                                           $  1,490,447   $    503,282
  Accounts receivable                                                       5,486,464      2,505,009
  Contracts receivable                                                      7,803,460      5,073,102
  Deposits and prepaid expenses                                               357,886        228,505
  Inventory                                                                 5,573,512      6,861,627
  Current portion of agreements receivable                                    239,976        291,794

                                                                         ------------   ------------
                                                                           20,951,745     15,463,319

AGREEMENTS RECEIVABLE                                                          10,901        351,900

CAPITAL ASSETS                                                                364,495        415,526

OTHER ASSETS                                                                  663,000        889,516

                                                                         ------------   ------------
                                                                         $ 21,990,141   $ 17,120,261

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                               $  4,248,626   $  2,401,388
  Deferred revenue                                                            513,487         25,427
  Current portion of loans payable                                          4,867,063      4,588,578

                                                                         ------------   ------------
                                                                            9,629,176      7,015,393

                                                                         ------------   ------------

LOANS PAYABLE                                                                      --         36,757

                                                                         ------------   ------------
                                                                            9,629,176      7,052,150

SHAREHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common voting shares, without par value
     20,000,000 convertible voting preferred shares, without par value
  Issued and fully paid:
     18,583,672 common shares (1998 - 18,483,672)                          10,217,262     10,126,865
RETAINED EARNINGS - STATEMENT 2                                             2,143,703        (58,754)

                                                                         ------------   ------------
                                                                           12,360,965     10,068,111


                                                                         ------------   ------------

                                                                         $ 21,990,141   $ 17,120,261


ON BEHALF OF THE BOARD:

SIGNED:  "HOWARD T. VAN PELT"
-------------------------------------------
HOWARD T. VAN PELT, DIRECTOR

SIGNED:  "CLINTON H. RICKARDS"
-------------------------------------------
CLINTON H. RICKARDS, DIRECTOR

GLOBAL ELECTION SYSTEMS INC.                                         Statement 2
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY    -----------
FOR THE PERIOD ENDED 31 DECEMBER
Prepared without audit in U.S. Funds

                                                                       Common Shares            Retained          Total
                                                                   Shares         Amount        Earnings
                                                                                               (Deficit)
                                                                 ----------      ---------     ----------       ---------
Balance - 31 December 1995                                       14,189,440   $  9,138,775   $ (3,714,708)   $  5,424,067
Issuance of shares on exercise of options ($0.47 per share)         500,000        235,422             --         235,422
Loss for the year                                                        --             --     (1,736,657)     (1,736,657)
                                                                 ----------      ---------     ----------       ---------

Balance - 31 December 1996                                       14,689,440      9,374,197     (5,451,365)      3,922,832
Net income for the period                                                --             --      2,053,512       2,053,512
                                                                 ----------      ---------     ----------       ---------

Balance - 30 June 1997                                           14,689,440      9,374,197     (3,397,853)      5,976,344
Issuance of shares for name and operating assets of
   I-Mark Systems, Inc. ($0.55 per share)                         1,000,000        536,038             --         536,038
Net loss for the period                                                  --             --      1,555,878       1,555,878
                                                                 ----------      ---------     ----------       ---------

Balance - 31 December 1997                                       15,689,440      9,910,235     (1,841,975)      8,068,260
Issuance of performance shares from escrow ($0.06 per share)      2,738,000        167,672             --         167,672
Issuance of shares on exercise of options ($0.89 per share)          30,000         26,632             --          26,632
Issuance of shares on exercise of options ($0.85 per share)          25,000         21,328             --          21,328
Net income for the period                                                --             --      2,481,668       2,481,668
                                                                 ----------      ---------     ----------       ---------

Balance - 30 June 1998                                           18,482,440     10,125,867        639,693      10,765,560
Issuance of shares on exercise of options ($0.81 per share)           1,232            998             --             998
Net loss for the period                                                  --             --       (698,447)       (698,447)
                                                                 ----------      ---------     ----------       ---------

Balance - 31 December 1998                                       18,483,672     10,126,865        (58,754)     10,068,111
Net income for the period                                                --             --      1,414,492       1,414,492
                                                                 ----------      ---------     ----------       ---------

Balance - 30 June 1999                                           18,483,672     10,126,865      1,355,738      11,482,603
Issuance of shares on exercise of options ($0.90 per share)         100,000         90,397             --          90,397
Net income for the period                                                --             --        787,965         787,965
                                                                 ----------      ---------     ----------       ---------

Balance - 31 December 1999                                       18,583,672   $ 10,217,262   $  2,143,703    $ 12,360,965
                                                                 ----------      ---------     ----------       ---------

GLOBAL ELECTION SYSTEMS INC.
INTERIM CONSOLIDATED STATEMENT OF INCOME (LOSS)                      Statement 3
FOR THE SIX MONTHS ENDED 31 DECEMBER                                 -----------
Prepared without audit in U.S. Funds

                                                     For the Quarter Ended         For the Six Months Ended
                                                          31 December                     31 December
                                                     1999            1998            1999            1998
                                                 ------------    ------------    ------------    ------------
REVENUE
  Sales and operating income                     $  5,028,476    $  2,373,729    $ 11,279,157    $  6,646,192
  Other income                                         17,704          76,006          22,357          85,031
                                                 ------------    ------------    ------------    ------------
                                                    5,046,180       2,449,735      11,301,514       6,731,223

COSTS AND EXPENSES
  Cost of sales and operating expenses              2,590,852       1,369,130       5,950,042       3,204,569
  Selling, administrative and general expenses      1,813,154       1,514,702       3,494,174       3,037,037
  Research and development expenses                   162,372         234,299         303,090         609,270
  Interest                                            137,343          74,068         284,141         110,199
  Amortization                                         62,635          80,714         170,856         206,245
                                                 ------------    ------------    ------------    ------------
                                                    4,766,356       3,272,913      10,202,303       7,167,320


INCOME (LOSS) BEFORE THE UNDERNOTED                   279,824        (823,178)      1,099,211        (436,097)
  Revaluation of used equipment                      (131,175)       (131,175)       (262,350)       (262,350)
                                                 ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                     148,649        (954,353)        836,861        (698,447)
  Provision for income taxes                          (28,501)             --         (48,896)             --
                                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS) FOR THE PERIOD                 $    120,148    $   (954,353)   $    787,965    $   (698,447)
                                                 ------------    ------------    ------------    ------------



EARNINGS (LOSS) PER SHARE - U. S. FUNDS
  Basic                                          $       0.01    $      (0.05)   $       0.04    $      (0.04)
  Fully Diluted                                  $       0.01           $ N/A    $       0.04           $ N/A


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                        18,550,795      18,483,264

GLOBAL ELECTION SYSTEMS INC.                                         Statement 4
INTERIM CONSOLIDATED STATEMENT OF CASH FLOW                          -----------
FOR THE SIX MONTHS ENDED 31 DECEMBER
Prepared without audit in U.S. Funds

                                                   For the Quarter Ended       For the Six Months Ended
                                                        31 December                  31 December
                                                   1999           1998           1999           1998
                                               -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
  Net income for the period                    $   120,148    $  (954,353)   $   787,965    $  (698,447)
  Items not affecting cash
    Amortization                                    62,635         80,714        170,856        206,245
    Revaluation of used equipment                  131,175        131,175        262,350        262,350
                                               -----------    -----------    -----------    -----------
                                                   313,958       (742,464)     1,221,171       (229,852)

  Changes in non-cash working capital
    Accounts receivable                         (1,138,219)     1,217,748     (1,145,061)      (192,146)
    Contracts receivable                         3,227,950       (174,452)     2,478,262      2,905,505
    Deposits and prepaid expenses                 (147,431)       (16,198)       (66,588)        18,584
    Inventory                                     (664,087)    (1,270,814)    (1,228,939)    (3,456,103)
    Accounts payable and accrued liabilities       433,831     (1,649,759)     1,961,159     (2,305,814)
    Deferred revenue                              (171,871)      (102,867)      (514,231)      (179,373)
                                               -----------    -----------    -----------    -----------
                                                 1,854,131     (2,738,806)     2,705,773     (3,439,199)
                                               -----------    -----------    -----------    -----------
INVESTING ACTIVITIES
  Capital assets acquired                          (39,170)          (827)       (46,020)       (52,574)
  Agreements receivable                             46,395        266,481        240,627        310,071
                                               -----------    -----------    -----------    -----------
                                                     7,225        265,654        194,607        257,497
                                               -----------    -----------    -----------    -----------
FINANCING ACTIVITIES
  Loans payable                                 (1,764,180)     2,912,998     (2,121,550)     3,344,361
  Common shares issued                              90,397            998         90,397            998
                                               -----------    -----------    -----------    -----------
                                                (1,673,783)     2,913,996     (2,031,153)     3,345,359
                                               -----------    -----------    -----------    -----------
NET INCREASE IN CASH                               187,573        440,844        869,227        163,657
  Cash position - Beginning of period            1,302,874         62,438        621,220        339,625
                                               -----------    -----------    -----------    -----------

CASH POSITION - END OF PERIOD                  $ 1,490,447    $   503,282    $ 1,490,447    $   503,282
                                               -----------    -----------    -----------    -----------

          Summary of Significant Accounting Policies:

          The accounting policies as set forth in Global Election Systems Inc.'s Form 10-KSB, filed on February 3, 2000 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited, but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the results for the interim period. Results for an interim period are not necessarily indicative of results for a full year.

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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998.

     SALES AND OPERATING INCOME.

          Sales and other income increased 106.0%, or $2,596,000, to $5,046,000 in the second quarter ended December 31, 1999 from $2,450,000 in the second quarter ended December 31, 1998. The increase in sales is due to new account sales and the continued expansion of the customer base.

     COST OF SALES AND OPERATING EXPENSES.

          Cost of sales and operating expenses increased 89.2%, or $1,222,000, to $2,591,000 in the second quarter of fiscal 2000 from $1,369,000 in the second quarter of fiscal 1999. In fiscal 2000, cost of sales and operating expense as a percentage of gross revenues decreased to 51.3% from 55.9% in fiscal 1999 due to more efficient utilization of labor.

     SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

          In the second quarter ended December 31, 1999 selling, administrative and general expenses increased 19.7%, or $298,000, to $1,813,000, from $1,515,000 in the second quarter ended December 31, 1998. The increase is attributable to increased sales effort which resulted in increased sales; however, expenses were below plan.

     RESEARCH AND DEVELOPMENT EXPENSES.

          Research and development expenses decreased 30.7%, or $72,000, to $162,000 in the second quarter of fiscal 2000 from $234,000 in fiscal 1999. In the second quarter of fiscal 1999 extensive development was being performed on the Accu Touch software; this was not occurring in the second quarter of fiscal 2000. The decrease in research and development expense in the 2000 period was within the Company's operating plan.

     INTEREST.

          Interest expense increased 85.4%, or $63,000, to $137,000, in the second quarter of fiscal 2000 from $74,000 in the second quarter of fiscal 1999. The increase was within the Company's operating plan and resulted from interest on U.S. bank loans.

     AMORTIZATION.

          Amortization decreased 22.4%, or $18,000, to $63,000 in the second quarter of fiscal 2000, from $81,000 in the second quarter of fiscal 1999 period. The decrease was anticipated as Lynro Manufacturing goodwill is now fully written off.

     REVALUATION OF TRADE-IN EQUIPMENT.

          The trade-in inventory write off amounted to $131,000 in the second quarter of fiscal 2000, which is equal to the same amount that was written off in the second quarter of fiscal 1999. The trade-in inventory write down will continue for the next two consecutive quarters.

     EARNINGS (LOSS) PER SHARE.

          The Company's earnings for the second quarter ended December 31, 1999 were $280,000 or $0.02 per share before a write down of $131,000 for trade-in inventory and provision for income taxes of $29,000. The earnings for the second quarter ended December 31, 1999 after the trade-in inventory write down and provision for income taxes was $120,000 or $0.01 per share compared to a loss of $954,000, or $(0.05) per share for the same period for fiscal 1999. The increase in earnings per share for the 2000 fiscal period as compared to the 1999 fiscal period was attributable to increases in revenue from sales of products, offset by increases in cost of sales and operating expenses, selling, administrative and general expense, and interest expense and enhanced by decreases in research and development and amortization.

YEAR TO DATE DECEMBER 31, 1999 COMPARED TO YEAR TO DATE DECEMBER 31, 1998.

     SALES AND OPERATING INCOME.

          Year to date sales and other income for the six months ended December 31, 1999 increased 67.9% or $4,570,000, to $11,302,000 from $6,732,000 for the six months ended December 31, 1998. The increase in sales was due to new account sales and the continued expansion of the customer base.

     COST OF SALES AND OPERATING EXPENSES.

          Year to date cost of sales and operating expenses for fiscal period 2000 increased 85.7% or $2,745,000, to $5,950,000 from $3,205,000 for fiscal
1999. In fiscal 2000, year to date cost of sales and operating expense as a percentage of gross revenues increased to 52.6% from 47.6% in fiscal 1999. This increase is due to lower gross margin on the voter registration product, offset by more efficient utilization of labor.

     SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

          Year to date selling, administrative and general expenses for fiscal 2000 increased 15.1% or $457,000, to $3,494,000 from $3,037,000 for fiscal 1999.
The increase was due largely to increased sales efforts and an increase in manpower and associated costs thereon in the sales, field support and administrative areas.

     RESEARCH AND DEVELOPMENT EXPENSES.

          Year to date research and development expenses for fiscal 2000 decreased by 50.3%, or $306,000, to $303,000 from $609,000 for fiscal 1999. In fiscal 1999 extensive development was being performed on the Accu Touch software; this is not occurring in fiscal 2000. The decrease in research and development expense in the 2000 period was within the Company's operating plan. The Company continues to fund research and development in order to offer leading edge products to the market place.

     INTEREST.

          Year to date interest expense for fiscal 2000 increased 157.8% or $174,000, to $284,000 from $110,000 in fiscal 1999. The increase was within the Company's operating plan and resulted from interest on U.S. increased bank loans.

     AMORTIZATION.

          Year to date amortization for fiscal 2000 decreased 17.2%, or $35,000, to $171,000 from $206,000 in fiscal 1999. The decrease was anticipated as Lynro Manufacturing goodwill is now fully written off.

     REVALUATION OF USED EQUIPMENT.

          Year to date trade-in inventory write off for fiscal 2000 was $262,000, the same as in fiscal 1999. The trade-in inventory write down will continue for the next two consecutive quarters. At that time the value of the trade-in inventory is anticipated to be nil.

     EARNINGS (LOSS) PER SHARE.

          The Company's year to date earnings for fiscal 2000 were $1,099,000 or $0.06 per share before a write down of $262,000 for trade-in inventory and provision for income taxes of $49,000. The year to date earnings for fiscal 2000 after the trade-in inventory write down and provision for income taxes was $788,000 or $0.04 per share compared to a loss of $698,000 or $(0.05) per share for the same period for fiscal 1999. The increase in earnings per share for the 2000 fiscal period as compared to the 1999 fiscal period was attributable to increases in revenue from sales of products, offset by increases in cost of sales and operating expenses, selling, administrative and general expense, and interest expense and enhanced by decreases in research and development and amortization.

     LIQUIDITY AND CAPITAL RESOURCES.

          The Company uses a combination of internally generated funds and bank borrowings to finance its working capital requirements, capital expenses and operations. During the period ended December 31, 1999, the Company generated most of its funding through cash flow.

          At December 31, 1999 the Company's cash totaled $1,490,447, an increase of $187,573 from September 30, 1999. Accounts and contracts receivable decreased to $13,290,000 at December 31, 1999 from $15,380,000 at September 30, 1999. Due to the nature of the Company's business, timing of payments on large contracts may vary significantly, causing significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon delivery dates for voting systems. At December 31, 1999, inventory amounted to $5,574,000, an increase of $533,000 from September 30, 1999. The increase in inventory is within the Company's operating plan.

          The Company has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At December 31, 1999, agreements receivable less current portion amounted to $11,000, a decrease of $53,000 from September 30, 1999. These loans are repaid at varying terms and with varying interest rates determined on a case by case basis. Historically, the Company has not experienced any default in connection with loans due from customers.

          The Company currently has four loans outstanding, three with Western Bank, Albuquerque, New Mexico and one loan with Hibernia National Bank of Texas, McKinney, Texas. One loan in the amount of $904,950 is secured by a specific Global USA contract in the amount of $1,291,465 This loan bears interest at Western Bank of Albuquerque Prime Rate plus 1% and is due January 31, 2000 and will be renegotiated. A second loan in the amount of $112,000 is secured by a specific Global USA contract in the amount of $82,390. This loan bears interest at Western Bank of Albuquerque Prime Rate plus 1% and is due May 27, 2000. A third loan in the amount of $250,113 is secured by an agreement receivable amounting to $175,151. This loan bears interest at Western Bank of Albuquerque Prime Rate plus 1% and is due November 15, 2000. The loan with Hibernia National Bank of Texas in the amount of $3,600,000 is secured by a blanket assignment of accounts receivable, and bears interest at The Wall Street Journal Prime Rate and is due January 12, 2000. This loan is currently being renegotiated. The loans are used for working capital.

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

INTERNAL BUSINESS

          Management has reviewed all internal business computer systems to ensure that these systems will be Y2K ready. As best the Company can determine all systems are Y2K ready. As of February 3, 2000 no problems with any such systems had arisen.

SUPPLIERS

          The major suppliers to the Company are component parts distributors. Often the Company sources its products and manufacturing services from multiple, competing vendors. The Company has contacted all vendors and has made a list of whether each vendor is Y2K compliant, and, if not, alternate sources of product have been located. The only sole source supplier's product is not date sensitive, and the Company has made plans to have a sufficient inventory to cover any delays that the supplier might have in delivering product. There can be no assurance that the systems of other companies on which the Company relies will be Y2K ready on a timely basis and will not have an adverse effect on the operations of the Company. As of February 3, 2000 no problems with any such systems had arisen.

PRODUCTS

          The Company completed an assessment of the magnitude of the Y2K issue with respect to the Company's products. The Company's AccuVote - OS and AcuVote
- TS systems are designed to be Year 2000 compliant, which is generally a requirement in requests for proposals for voting systems, and the Company does not expect any material problems or difficulties to arise out of its systems. As of February 3, 2000 no problems with any such systems had arisen.

COSTS

          The Company does not expect the cost of its Y2K assessment, including both incremental spending and reallocated resources, to be material. The current assessment does not include potential costs related to any customer or other claims or the cost of internal software and hardware being replaced in the normal course of business. This assessment is subject to change because there is no uniform definition of "readiness for Y2K". All customer situations cannot be anticipated, particularly those involving third party products; therefore, the Company may see claims as a result of the Y2K transition. These claims, if successful, could have a material adverse impact on future results. As of February 3, 2000 the Company had no knowledge of any such claims being asserted against it.

CUSTOMERS

          The Company has communicated with its customers to determine the extent of the Company's vulnerability to the failure of third parties to premeditate their own Y2K issues. All of the Company's customers are governmental entities, and, as such, all customers have certified that they are Y2K compliant. The Company cannot predict the effect of a lack of Y2K compliance by its customers on the Company. The inability of a governmental unit to generate data needed in order to conduct elections or to interface with the Company's voting systems, or other problems, could prevent the customer from using the Company's systems or could result in disruption of the election process. The Company is unable to predict the impact this could have on its business and revenues or the extent of any liability to third parties the Company might incur, although the impact or liability could be materially adverse to the Company and its business. As of February 3, 2000 the Company had no knowledge of any such claims being asserted against it.

COST ESTIMATES

          The Company has not been required to incur costs for Y2K remedial work and has not set aside any contingency fund to deal with any contingencies, which may arise. The costs for Y2K compliance are based upon management's best estimates, which were derived from numerous assumptions about future events, including third-party modification plans and other factors. However, the Company cannot guarantee that those estimates will be accurate and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to identify and correct all relevant computer codes. As of February 3, 2000 no problems with any such systems had arisen.

RESULTS

          The Company did not experience any significant Y2K problems, but, nevertheless, will continue to monitor and assess this problem for the foreseeable future.

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

               None

     Item 3.   Defaults Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security Holders

               The following items were submitted to a vote and approved at the Annual General Meeting held on October 28, 1999.

               A. Determine the number of the Board of Directors of the Company at five.

               B.   Incentive Stock Options

                           To authorize the directors to adopt a stock option plan providing for the future grant of stock options and to ratify and approve options previously granted to insiders of the Company, and to amend options held by insiders of the Company during the ensuing year.

               C.   Appointment of Auditor

                           Staley, Okada, Chandler & Scott, Chartered
                           Accountants

               D.   Election of Directors

                    1.     David H. Brown
                    2.     George B. Cobbe
                    3.     P. Nicholas M. Glass
                    4.     Clinton H. Rickards
                    5.     Howard T. Van Pelt

          The following were the results of the vote of the shareholders at the Annual General Meeting held on October 28, 1999.


                      FOR        AGAINST    WITHHELD   ABSTAINED   NOT VOTED

Resolution A.      7,253,334     167,002           0       7,564           0

Resolution B.      4,503,334     282,102           0      48,564   2,593,386

Resolution C.      7,344,207      17,102     153,827      12,764           0

Resolution D. 1.   7,281,798           0     143,100       3,002           0

Resolution D. 2.   7,281,798           0     143,100       3,002           0

Resolution D. 3.   7,281,798           0     143,100       3,002           0

Resolution D. 4.   7,269,798           0     155,600       3,002           0

Resolution D. 5.   7,262,498           0     162,400       3,002           0


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

               B.   Reports on Form 8-K

                    The Company filed no reports on Form 8-K during the second quarter of Fiscal 2000.

                                    Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

Dated:  February 3, 2000
                                               Global Election Systems Inc.

                                                 By: /s/ Howard T. Van Pelt
                                                     ---------------------------
                                               Howard T. Van Pelt, President,
                                                 Chief Executive Officer and
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS

               3 (1) Memorandum and Articles of Incorporation, as amended.

               4 (1) Parts 7, 10, 12, and 27 of the Memorandum and Articles of
                  Incorporation, as amended, set forth in Exhibit 3 (1)

               11.1  Computation of per-share income Treasury Stock Method of the Company filed electronically herewith.

               27    Financial Data Schedule filed electronically herewith.

          (1) Incorporated by reference to the Company's Form 10-SB filed with the commission on July 31, 1998.