Form 10QSB
period 2000-03-31
GLOBAL ELECTION SYSTEMS INC
filed 2000-05-15
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934
For the quarterly period ended March 31, 2000
[ ] Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from _____ to _____

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2000 the issuer had 18,583,672 shares of its common stock outstanding.

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

Part 1.           FINANCIAL INFORMATION

         Item 1:           FINANCIAL STATEMENTS






                          GLOBAL ELECTION SYSTEMS INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  31 MARCH 2000

                                   U.S. FUNDS

                             PREPARED WITHOUT AUDIT






                         STALEY, OKADA, CHANDLER & SCOTT

                              Chartered Accountants

REVIEW ENGAGEMENT REPORT

--------------------------------------------------------------------------------

TO THE SHAREHOLDERS OF GLOBAL ELECTION SYSTEMS INC.:

We have reviewed the interim consolidated balance sheet of Global Election Systems Inc. as at 31 March 2000 and the interim consolidated statements of changes in shareholders' equity, income (loss) and cash flows for the period then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with generally accepted accounting principles.

The comparative figures were complied by management and have not been reviewed.


                                               "STALEY, OKADA, CHANDLER & SCOTT"


Burnaby, B.C.                                    STALEY, OKADA, CHANDLER & SCOTT
5 May 2000                                                 CHARTERED ACCOUNTANTS

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.                                         Statement 1
INTERIM CONSOLIDATED BALANCE SHEET
AS AT 31 MARCH
U.S. Funds
Prepared Without Audit

ASSETS                                                                             2000           1999
                                                                                              (Note 1)
                                                                           ------------   ------------
CURRENT
   Cash and short term deposits                                            $  1,953,169   $    511,762
   Accounts receivable                                                        4,320,550      2,484,725
   Contracts receivable                                                       8,162,483      5,591,217
   Deposits and prepaid expenses                                                287,974        218,675
   Inventory (Note 3)                                                         5,724,328      6,789,835
   Current portion of agreements receivable                                     148,925        248,916
                                                                           ------------   ------------
                                                                             20,597,429     15,845,130
AGREEMENTS RECEIVABLE (Note 4)                                                   21,050        238,275
DEFERRED COSTS (Note 5)                                                         563,425             --
CAPITAL ASSETS (Note 6)                                                         388,640        419,243
OTHER ASSETS (Note 7)                                                           606,375        832,875
                                                                           ------------   ------------
                                                                           $ 22,176,919   $ 17,335,523
                                                                           ============   ============

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                                $  3,968,429   $  2,120,101
   Deferred revenue                                                             405,001        938,997
   Current portion of loans payable                                           5,368,373      4,888,578
                                                                           ------------   ------------
                                                                              9,741,803      7,947,676
LOANS PAYABLE (Note 8)                                                               --         36,757
                                                                           ------------   ------------
                                                                              9,741,803      7,984,433
                                                                           ------------   ------------
COMMITMENTS (Note 11)
CONTINGENCY (Note 12)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 9)
   Authorized:
     100,000,000 common voting shares, without par value
      20,000,000 convertible voting preferred shares, without par value
   Issued and fully paid:
      18,583,672 (18,483,672) common shares                                  10,217,262     10,126,865
RETAINED EARNINGS (DEFICIT) - Statement 2                                     2,217,854       (775,775)
                                                                           ------------   ------------
                                                                             12,435,116      9,351,090
                                                                           ------------   ------------
                                                                           $ 22,176,919   $ 17,335,523
                                                                           ============   ============

ON BEHALF OF THE BOARD:

Signed: "Howard T. Van Pelt"
       ---------------------
        Howard T. Van Pelt, Director

Signed: "Clinton H. Rickards"
       ----------------------
        Clinton H. Rickards, Director



                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 2
INTERIM CONSOLIDATED STATEMENT OF
     CHANGES IN SHAREHOLDERS' EQUITY
U.S. Funds
Prepared Without Audit



                                                                                       Retained
                                                               Common Shares           Earnings
                                                           Shares         Amount      (Deficit)           Total
                                                     ------------   ------------   ------------    ------------
Balance - 30 June 1998                                 18,482,440   $ 10,125,867   $    639,693    $ 10,765,560

  Issuance of shares on exercise of options ($0.81
    per share)                                              1,232            998             --             998
  Net loss for the period - Statement 3                        --             --     (1,415,468)     (1,415,468)
                                                     ------------   ------------   ------------    ------------
Balance - 31 March 1999 (Note 1)                       18,483,672   $ 10,126,865   $   (775,775)   $  9,351,090
                                                     ============   ============   ============    ============

Balance - 30 June 1999                                 18,483,672   $ 10,126,865   $  1,355,738    $ 11,482,603
  Issuance of shares on exercise of options ($0.90
    per share)                                            100,000         90,397             --          90,397
  Net income for the period - Statement 3                      --             --        862,116         862,116
                                                     ------------   ------------   ------------    ------------
Balance - 31 March 2000                                18,583,672   $ 10,217,262   $  2,217,854    $ 12,435,116
                                                     ============   ============   ============    ============



                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 3
INTERIM CONSOLIDATED STATEMENT OF INCOME (LOSS)
FOR THE NINE MONTHS ENDED 31 MARCH
U.S. Funds
Prepared Without Audit



                                                 For the Quarter Ended 31 March     For the Nine Months Ended
                                                                                            31  March
                                                          2000            1999            2000            1999
                                                                      (Note 1)                        (NOTE 1)
                                                  ------------    ------------    ------------    ------------
REVENUE
   Sales and operating income                     $  3,951,563    $  2,674,147    $ 15,230,720    $  9,320,339
   Other income                                          3,315          17,749          25,672         102,780
                                                  ------------    ------------    ------------    ------------
                                                     3,954,878       2,691,896      15,256,392       9,423,119
                                                  ------------    ------------    ------------    ------------
COSTS AND EXPENSES
   Cost of sales and operating expenses              2,012,181       1,553,960       7,962,223       4,758,529
   Selling, administrative and general expenses      1,395,671       1,433,051       4,889,845       4,470,088
   Research and development expenses                   120,274         121,941         423,364         731,211
   Interest                                            125,587          90,455         409,728         200,654
   Amortization                                         93,287          78,335         264,143         284,580
                                                  ------------    ------------    ------------    ------------
                                                     3,747,000       3,277,742      13,949,303      10,445,062
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE THE UNDERNOTED                    207,878        (585,846)      1,307,089      (1,021,943)
    Revaluation of used equipment                     (131,175)       (131,175)       (393,525)       (393,525)
                                                  ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                       76,703        (717,021)        913,564      (1,415,468)
    Provision for income taxes (Note 10)                (2,552)             --         (51,448)             --
                                                  ------------    ------------    ------------    ------------
NET INCOME (LOSS) FOR THE PERIOD                  $     74,151    $   (717,021)   $    862,116    $ (1,415,568)
                                                  ============    ============    ============    ============


EARNINGS (LOSS) PER SHARE - U.S. FUNDS
   Basic                                          $       0.01    $      (0.04)   $       0.05    $      (0.08)
   Fully diluted                                  $       0.01    $        N/A    $       0.04    $        N/A
                                                  ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                                     18,550,795      18,483,264
                                                  ============    ============    ============    ============



                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 4
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED 31 MARCH
U.S. Funds
Prepared Without Audit



                                                For the Quarter Ended 31 March   FOR THE NINE MONTHS ENDED
                                                                                           31 MARCH
                                                        2000            1999            2000            1999
                                                                     (Note 1)                        (NOTE 1)
                                                ------------    ------------    ------------    ------------
OPERATING ACTIVITIES
   Net income (loss) for the period             $     74,151    $   (717,021)   $    862,116    $ (1,415,468)
   Items not affecting cash
     Amortization                                     93,287          78,335         264,143         284,580
     Revaluation of used equipment                   131,175         131,175         393,525         393,525
                                                ------------    ------------    ------------    ------------
                                                     298,613        (507,511)      1,519,784        (737,363)
   Changes in non-cash working capital
     Accounts receivable                           1,165,914          20,284          20,853        (171,862)
     Contracts receivable                           (359,023)       (518,115)      2,119,239       2,387,390
     Deposits and prepaid expenses                    69,912           9,830           3,324          28,414
     Inventory                                      (281,991)        (59,383)     (1,510,930)     (3,515,486)
     Accounts payable and accrued liabilities       (280,197)       (281,287)      1,680,962      (2,587,101)
     Deferred revenue                               (108,486)        913,570        (622,717)        734,197
                                                ------------    ------------    ------------    ------------
                                                     504,742        (422,612)      3,210,515      (3,861,811)
                                                ------------    ------------    ------------    ------------
INVESTING ACTIVITIES
   Deferred costs                                   (563,425)             --        (563,425)             --
   Capital assets acquired                           (60,807)        (25,411)       (106,827)        (77,985)
   Agreements receivable                              80,902         156,503         321,529         466,574
                                                ------------    ------------    ------------    ------------
                                                    (543,330)        131,092        (348,723)        388,589
                                                ------------    ------------    ------------    ------------
FINANCING ACTIVITIES
   Loans payable                                     501,310         300,000      (1,620,240)      3,644,361
   Common shares issued                                   --              --          90,397             998
                                                ------------    ------------    ------------    ------------
                                                     501,310         300,000      (1,529,843)      3,645,359
                                                ------------    ------------    ------------    ------------

NET INCREASE IN CASH                                 462,722           8,480       1,331,949         172,137
   Cash position - Beginning of period             1,490,447         503,282         621,220         339,625
                                                ------------    ------------    ------------    ------------
CASH POSITION - END OF PERIOD                   $  1,953,169    $    511,762    $  1,953,169    $    511,762
                                                ============    ============    ============    ============



                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     These interim consolidated financial statements have been prepared using generally accepted accounting principles of Canada as follows:

     a)  NATURE OF OPERATIONS

         The company markets a complete electronic voting system which includes vote tally and voter registration software.

     b)  CONSOLIDATION

         These consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, Global Election Systems, Inc., a company incorporated in Delaware and operating in Texas, U.S.A. The purchase method of accounting has been applied to this acquisition.

     c)  FOREIGN CURRENCY TRANSLATION

         The accounts of the company are prepared in U.S. funds and the company's Canadian operations are translated into U.S. dollars as follows:

         o  Monetary assets and liabilities at period-end rates,

         o  All other assets and liabilities at historical rates, and

         o Revenue and expense items at the average rate of exchange prevailing during the period.

         Exchange gains and losses arising from these transactions are reflected in income or expense in the period.

     d)  INVENTORY

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

     e)  AMORTIZATION

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     f)  DEFERRED COSTS

         Development costs are deferred on projects which are clearly defined; attributable costs can be identified; technical feasibility is established; management has clearly indicated its intention to produce and market; a future market is clearly defined; and for which adequate resources exist or are available.

         The company provides for amortization of these costs over the anticipated life of the product or process on a straight-line basis of 8 - 10 years.

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

     l)  EARNINGS PER SHARE

         Basic earnings per share computations are based on the weighted average number of shares outstanding during the period. Fully diluted earnings per share are based on the actual number of shares outstanding at the end of the period plus performance shares, share purchase options and warrants as if they had been issued as at the beginning of the period.

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     m)  SHARE CAPITAL

         i) The proceeds from the exercise of stock options, warrants and escrow shares are recorded as share capital in the amount for which the option, warrant or escrow share enabled the holder to purchase a share in the company.

         ii) Share capital issued for non-monetary consideration is recorded at an amount based on fair market value reduced by an estimate of transaction costs normally incurred when issuing shares for cash, as determined by the board of directors of the company.

     n)  MANAGEMENT'S ESTIMATES

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

     o)  COMPARATIVE FIGURES

         The comparative figures were complied by management and were not subject to independent review.

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

     Included in the 31 March 2000 current accounts receivable of $4,320,550, are three authorized resellers which together account for $2,155,295 or 49.9% of this balance. To 5 May 2000, the company has collected $166,750 from these three resellers and the balance is due on specific terms.

     Included in the 31 March 2000 current contracts receivable of $8,162,483 is one such election customer which accounts for $1,311,413 or 16.1% of this balance. To 5 May 2000, the company has collected $NIL from this customer and the balance is due at specific dates within one year from 31 March 2000.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

3.   INVENTORY

     Details are as follows:

                                                                 31 MARCH     31 March
                                                                     2000         1999
                                                               ----------   ----------
Supplies and parts                                             $3,170,100   $3,638,790
Trade-in goods                                                    131,175      655,875
Finished goods                                                  2,423,053    2,495,170
                                                               ----------   ----------
                                                               $5,724,328   $6,789,835
                                                               ----------   ----------

--------------------------------------------------------------------------------

4.   AGREEMENTS RECEIVABLE

     Details of agreements receivable from customers are as follows:

                                                                31 MARCH     31 March
                                                                    2000         1999
                                                               ---------    ---------
Sales agreement receivable with interest at 5% per annum,
    repayable in 60 equal monthly payments commencing
    15 December 1995, secured by the underlying goods (i)      $ 128,174    $ 312,616
Sales agreement receivable with interest at 4.4% per annum
    commencing 27 January 1998, repayable by 1 July 2000,
    secured by the underlying goods                               20,751       44,485
Sales agreement receivable with interest at 5.4% per annum
    commencing 15 July 1998, repayable by 15 July 2001,
    secured by the underlying goods                               21,050       63,150
Sales agreement receivable, non-interest bearing                      --       66,940
                                                               ---------    ---------
                                                                 169,975      487,191
Less:  Current portion                                          (148,925)    (248,916)
                                                               ---------    ---------
                                                               $  21,050    $ 238,275
                                                               ---------    ---------

     (i) The sales agreement receivable has been pledged as security for a loan payable (Note 8).

     Scheduled principal repayments on the sales agreements receivable are as follows:

Period to 31 March 2001                                                     $148,925
Period to 31 March 2002                                                       21,050
                                                                            --------
                                                                            $169,975
                                                                            --------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

5.   DEFERRED COSTS

     Details areas follows:

                                             Accumulated       31 MARCH       31 March
                                     Cost   Amortization           2000           1999
                             ------------   ------------   ------------   ------------
Touch screen projects        $    339,281   $     29,946   $    309,335   $         --
Voter registration project        274,692         20,602        254,090             --
                             ------------   ------------   ------------   ------------
                             $    613,973   $     50,548   $    563,425   $         --
                             ------------   ------------   ------------   ------------

--------------------------------------------------------------------------------

6.   CAPITAL ASSETS

     Details are as follows:

                                            Accumulated       31 MARCH       31 March
                                    Cost   Amortization           2000           1999
                            ------------   ------------   ------------   ------------
Demonstration and computer
  equipment                 $    665,470   $    395,023   $    270,447   $    269,768
Manufacturing equipment           78,519         60,858         17,661         21,416
Furniture and equipment          263,331        174,181         89,150        108,129
Leasehold improvements            39,360         27,978         11,382         19,930
                            ------------   ------------   ------------   ------------
                            $  1,046,680   $    658,040   $    388,640   $    419,243
                            ------------   ------------   ------------   ------------

--------------------------------------------------------------------------------

7.   OTHER ASSETS

     Details are as follows:

                                            Accumulated      31 MARCH       31 March
                                Cost       Amortization        2000           1999
                            ------------   ------------   ------------   ------------
Patents                     $    165,000   $    136,125   $     28,875   $     45,375
Goodwill                       1,300,960        723,460        577,500        787,500
                            ------------   ------------   ------------   ------------
                            $  1,465,960   $    859,585   $    606,375   $    832,875
                            ------------   ------------   ------------   ------------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

8.   LOANS PAYABLE

     Details are as follows:

                                                                                    31 MARCH     31 March
                                                                                        2000         1999
                                                                                  ----------   ----------
Line of credit, bearing interest at bank prime plus 1% per annum (interest rate floor of 9%), interest payments due quarterly, due in full by 15 November
   2000, secured by the $128,174 sales agreement receivable
   (Note 4)                                                                       $  250,113   $  361,700
Line of credit, bearing interest at bank prime plus 1% per annum (interest rate floor of 10%), interest payments due quarterly, due in full by 22 May
   2000, secured by a contract receivable with a balance receivable of
   $1,311,413 as at 31 March 2000                                                    904,950    1,508,500
Line of credit, bearing interest at bank prime plus 1% per annum (interest rate floor of 9%), interest payments due quarterly, due in full by 27 May
   2000, secured by a contract receivable with a balance receivable of
   $76,869 as at 31 March 2000                                                       133,310           --
Line of credit, bearing interest at The Wall Street Journal prime rate, interest payments due quarterly, balance due in full by 11 April 2000 (i), secured by a commercial security agreement covering all assets of
    the company                                                                    3,600,000    3,000,000
Note payable, bearing interest at bank prime plus 1% per annum, due in full by 19 January 2001, secured by three contracts receivable with a combined
    balance receivable of $420,311 as at 31 March 2000                               480,000           --
Note payable, bearing interest at bank prime                                              --       55,135
                                                                                  ----------   ----------
                                                                                   5,368,373    4,925,335
Less:  Current portion                                                             5,368,373    4,888,578
                                                                                  ----------   ----------
                                                                                  $       --   $   36,757
                                                                                  ----------   ----------

     (i) The Company and Hibernia Bank are currently negotiating an extension of this due date. The new maturity date is anticipated by management to be 11 April 2001.



--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

9.   SHARE CAPITAL

a) The authorized share capital is 120,000,000 shares divided into 100,000,000 voting common shares without par value and 20,000,000 convertible voting preferred shares without par value.

      The conversion rights and the other terms and restrictions of the preferred shares will be set by the directors of the company at the date of issuance.

      The issued and outstanding share capital consists of:

                                                Common          Unit
                                                Shares         Value        Amount
                                           -----------   -----------   -----------
Balance - 30 June 1998                      18,482,440                 $10,125,867
   Options exercised                             1,232   $      0.81           998
                                           -----------   -----------   -----------
Balance - 31 March 1999 and 30 June 1999    18,483,672                  10,126,865
   Options exercised                           100,000   $      0.90        90,397
                                           -----------   -----------   -----------
Balance - 31 March 2000                     18,583,672                 $10,217,262
                                           -----------   -----------   -----------

     b)  STOCK OPTION PLAN

         The company has a stock option plan which covers its officers and directors. The options are granted for varying terms ranging from three to five years. Options granted prior to 30 June 1998, were immediately vested upon grant. Certain options granted subsequent to 30 June 1998, vest over the term of the option. The following is a schedule of the activity pursuant to this stock option plan:

                                                              Price per
                                                Number of         Share
                                                   Shares       (CDN $)   Expiration Date
--------------------------------------------------------------------------------------------
                                                 500,000        $ 0.65    22 November 1996
                                                  30,000        $ 0.75    04 February 1997
                                                 100,000        $ 2.30    22 April 1997
                                                 200,000        $ 0.77    09 February 1998
                                                 200,000        $ 2.40    17 September 1998
                                                 100,000        $ 3.10    15 November 1998
                                                 150,000        $ 1.89    20 September 1999
                                                 100,000        $ 1.33    01 November 1999
--------------------------------------------------------------------------------------------
Balance - 31 December 1994                     1,380,000        $ 0.65 to $ 3.10
    Options exercised                           (100,000)       $ 0.77    09 February 1998
    Options expired                             (100,000)       $ 0.77    09 February 1998
    Options expired                              (80,000)       $ 3.10    15 November 1998
    Options expired                              (20,000)       $ 1.89    20 September 1999
    New options granted                          100,000        $ 1.35    22 February 2000
    New options granted                          100,000        $ 1.00    17 August 2000
--------------------------------------------------------------------------------------------
Balance - 31 December 1995                     1,280,000        $ 0.65 to $ 3.10
    Options exercised                           (500,000)       $ 0.65    22 November 1996
    Options expired                             (200,000)       $ 2.40    17 September 1998
    Options expired                             (100,000)       $ 1.00    17 August 2000
--------------------------------------------------------------------------------------------
Balance - 31 December 1996                       480,000        $ 1.33 to $ 3.10
--------------------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

9.   SHARE CAPITAL - Continued

     b)  STOCK OPTION PLAN - Continued

                                                                     Price per
                                                       Number of         Share
                                                          Shares       (CDN $)      Expiration Date
        ------------------------------------------ --------------- -------------- -------------------
        Balance - 31 December 1996                       480,000        $ 1.33 to $ 3.10
            Options expired                              (30,000)       $ 0.75    04 February 1997
            Options expired                             (100,000)       $ 2.30    22 April 1997
            Options expired                             (100,000)       $ 1.35    22 February 2000
        ------------------------------------------ --------------- -------------- -------------------
        Balance - 30 June 1997                           250,000        $ 1.33 to $ 3.10
            New options granted                        1,075,000        $ 1.25    22 August 2002
            New options granted                           50,000        $ 1.49    17 December 2002
            New options granted                          100,000        $ 1.60    13 February 2003
            Options cancelled                            (20,000)       $ 3.10    15 November 1998
            Options cancelled                           (130,000)       $ 1.89    20 September 1999
            Options exercised                            (55,000)       $ 1.25    22 August 2002
        ------------------------------------------ --------------- -------------- -------------------
        Balance - 30 June 1998                         1,270,000        $ 1.25 to $1.80
            New options granted (i)                      205,000        $ 2.05    15 October 2001
            Options exercised                             (1,232)       $ 1.25    22 August 2002
        ------------------------------------------ --------------- -------------- -------------------
        Balance - 30 June 1999                         1,473,768        $ 1.25 to $2.05
            Options expired                             (100,000)       $ 1.60    13 February 2003
            Options expired                              (23,768)       $ 1.25    2 August 2002
            Options exercised                           (100,000)       $ 1.33    1 November 1999
            Options granted                               50,000        $ 1.69    7 February 2005
        ------------------------------------------ --------------- -------------- -------------------
                                                                        $ 1.25    15 October 2001 to
        Balance - 31 March 2000                        1,300,000     to $ 2.05     7 February 2005
        ------------------------------------------ --------------- -------------- -------------------

         As at 31 March 2000, 1,244,989 options had vested and were exercisable and 55,011 options had yet to vest. The weighted average exercise price per option was $1.40 per share and the weighted average remaining contractual life of the options was 2.34 years.

         (i)  Options granted with vesting over the term of the option.

     c)  STOCK PURCHASE WARRANTS

         The following is a schedule of the activity pursuant to stock purchase warrants:

                                                                     Price per
                                                     Number of           Share
                                                        Shares         (CDN $)      Expiration Date
                                                   --------------- -------------- -------------------
                                                         166,667        $ 1.88    31 March 2001
                                                   --------------- -------------- -------------------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

10.  INCOME TAXES

     a) A summary of the taxable income of the company for the period ended 31 March 2000 is as follows:

                                        Canadian Parent   U.S. Subsidiary              Total
                                        ---------------   ---------------    ---------------
Net income before taxes per financial
    statements                          $       204,061   $       658,055    $       862,116
Application of losses carried forward                --          (658,055)          (658,055)
Timing/permanent differences                    115,489                --            115,489
                                        ---------------   ---------------    ---------------
Taxable income                          $       319,550   $            --    $       319,550
                                        ---------------   ---------------    ---------------

                                       Canadian Parent     U.S. Subsidiary             Total
                                       ---------------     ---------------   ---------------
Statutory tax rate                                45.2%                N/A              45.2%
Federal tax credit on application of
    investment tax credits                       (29.1)                N/A             (29.1)
                                       ---------------     ---------------   ---------------
Adjusted tax rate                                 16.1%                N/A              16.1%
                                       ---------------     ---------------   ---------------
Tax provision                          $        51,448     $           N/A   $        51,448
                                       ---------------     ---------------   ---------------

     b) The company has unclaimed investment tax credits, for Canadian tax purposes, arising from its research and development activities in the amount of $243,000 which may be carried forward to be applied against future federal taxes payable. The future tax benefits, if any, of these tax credits have not been recognized in the accounts and expire as follows:

        30 June 2000                                                     $        25,000
        30 June 2002                                                              35,000
        30 June 2003                                                              64,000
        30 June 2004                                                             119,000
                                                                         ---------------
                                                                         $       243,000
                                                                         ---------------

     c) As at 31 March 2000, the company's subsidiary has tax losses, for U.S. tax purposes, of approximately $497,000 which may be carried forward to be applied against future taxable income. The future benefits, if any, of these tax losses have not been recognized in the accounts of the company and expire in 2011.



--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

11.  COMMITMENTS

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

     c) Under the terms of a lease agreement dated 8 December 1998, the company is committed to minimum annual lease payments which increased from CDN $25,529 in the first year to CDN $35,741 by the final year, plus its share of common area costs. The lease is for a five year term to 30 April 2004 representing a minimum lease commitment of:

                                                                        CDN $
                                                            -----------------
        Period to 31 March 2001                             $          28,294
        Period to 31 March 2002                                        30,847
        Period to 31 March 2003                                        33,400
        Period to 31 March 2004                                        35,563
        Period to 31 March 2005                                         2,978
                                                            -----------------
                                                            $         131,082
                                                            -----------------

     d) By an agreement dated 4 March 1997, the company's United States subsidiary has agreed to lease 13,050 square feet of general office and warehouse space in McKinney, Texas for five years from 1 July 1997. The annual lease amount of $110,272 representing a minimum lease commitment of:

        Period to 31 March 2001                              $         110,272
        Period to 31 March 2002                                        110,272
        Period to 31 March 2003                                         27,568
                                                             -----------------
                                                             $         248,112
                                                             -----------------

         The lease may be extended for two additional terms of five years with the rate to be the current base rent plus the lesser of a consumer price adjustment or a fair rental value adjustment.

e) By an agreement dated 8 December 1999 the company has committed to lease additional space, currently under construction, adjacent to its existing leased property in McKinney, Texas. The lease is for 5 years commencing 1 May 2000 at $9,189 per month representing an annual lease commitment of:

        Period to 31 March 2001                              $         101,079
        Period to 31 March 2002                                        110,268
        Period to 31 March 2003                                        110,268
        Period to 31 March 2004                                        110,268
        Period to 31 March 2005                                        110,268
        Period to 31 March 2006                                          9,189
                                                             -----------------
                                                             $         551,340
                                                             -----------------


--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

12.  CONTINGENCY

     During the 1999 fiscal year, the company was served with a lawsuit which alleged that the direct recording electronic voting machine process, acquired during 1998, infringed on the plaintiff's patent. The plaintiff had requested treble monetary damages, injunctive relief and declaratory judgement of the infringement.

     On 18 June 1999, the United States District Court for the District of Nebraska ordered that the plaintiffs' motion to dismiss and strike the case be granted.

--------------------------------------------------------------------------------

13.  RELATED PARTY TRANSACTIONS

     In addition to items disclosed elsewhere in these consolidated financial statements, the company paid/accrued salaries or fees to directors and officers of $283,309 during the period ended 31 March 2000 and $418,590 during the period ended 31 March 1999.

--------------------------------------------------------------------------------

14.  SALES AND OPERATING INCOME

     Details of sales and operating income generated from customers which individually account for approximately 10% or more of that period's consolidated sales and operating income are as follows:

                                                                                                    Period Ended
                                                                               PERIOD ENDED             31 March
                                                                              31 MARCH 2000                 1999
                                                                            ---------------      ---------------
Number of Large Customers                                                                --                    2
                                                                            ---------------      ---------------
Amount of Sales to Large Customers                                          $            --      $     2,922,910
                                                                            ---------------      ---------------
Total Consolidated Sales and Operating Income                               $            --      $     9,423,119
                                                                            ---------------      ---------------
Total  Percentage of Consolidated  Sales and Operating Income Generated
    from Large Customers                                                               0.00%                31.0%
                                                                            ---------------      ---------------

     Due to the nature of the company's business, large sales to individual customers are generated on a non-recurring basis. As a result, the company is not dependent on any single customer or small group of customers such that the loss of any of these would have not a material adverse effect on the future results of the company.


--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

15.  REVALUATION OF USED EQUIPMENT

     During the period ended 31 March 2000, management re-evaluated the carrying value of equipment taken as trade-ins on sales made prior to 1 July 1998 (Note 1d). A significant write-down in the amount of $393,525 resulted as management seeks to carry such inventory on a conservatively priced basis. Management periodically reviews market conditions and obtains independent valuations in determining if adjustments to the carrying value of used equipment is required. Management's estimates of recoverability on the used equipment have been based on current conditions. However, it is reasonably possible that changes could occur which could adversely affect management's estimates and may result in future write-downs.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

16.  SEGMENT INFORMATION

     The company operated in only one industry segment in Canada and the United States as follows:

                                          Canada                       United States
                                 ---------------------------   ---------------------------
                                     31 MARCH       31 March       31 MARCH       31 March
                                         2000           1999           2000           1999
                                 ------------   ------------   ------------   ------------
Sales to customers               $    284,982   $    596,510   $ 14,971,410   $  8,826,609
Sales between the segments            731,110        484,133         74,097        373,169
                                 ------------   ------------   ------------   ------------
Total sales revenue              $  1,016,092   $  1,080,643   $ 15,045,507   $  9,199,778
                                 ------------   ------------   ------------   ------------
Operating profits                $    899,144   $    705,259   $  6,395,025   $  3,959,331
                                 ------------   ------------   ------------   ------------
General corporate expenses
Interest
Revaluation of used equipment
Income taxes

Net income (loss)
                                 ------------   ------------   ------------   ------------
Identifiable assets              $    459,635   $    328,942   $ 21,739,891   $ 17,029,188
                                 ------------   ------------   ------------   ------------
Capital expenditures             $     12,868   $      8,006   $     93,959   $     69,979
                                 ------------   ------------   ------------   ------------
Amortization of capital assets   $     12,915   $     13,989   $     81,540   $     75,749
                                 ------------   ------------   ------------   ------------



                                         Elimination                    Consolidation
                                ----------------------------    ----------------------------
                                    31 MARCH       31 March        31 MARCH        31 March
                                        2000           1999            2000            1999
                                ------------   ------------    ------------    ------------
Sales to customers              $         --   $         --    $ 15,256,392    $  9,423,119
Sales between the segments          (805,207)      (857,302)             --              --
                                ------------   ------------    ------------    ------------
Total sales revenue             $  (805,207)   $   (857,302)   $ 15,256,392    $  9,423,119
                                ------------   ------------    ------------    ------------
Operating profits               $         --   $         --    $  7,294,169    $  4,664,590
                                ------------   ------------
General corporate expenses                                       (5,577,352)     (5,485,879)
Interest                                                           (409,728)       (200,654)
Revaluation of used equipment                                      (393,525)       (393,525)
Income taxes                                                        (51,448)             --
                                                               ------------    ------------
Net income (loss)                                              $    862,116    $ (1,415,468)
                                ------------   ------------    ------------    ------------
Identifiable assets             $    (22,607)  $    (22,607)   $ 22,176,919    $ 17,335,523
                                ------------   ------------    ------------    ------------
Capital expenditures            $         --   $         --    $    106,827    $     77,985
                                ------------   ------------    ------------    ------------
Amortization of capital assets  $         --   $         --    $     94,455    $     89,738
                                ------------   ------------    ------------    ------------



                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

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

     b)  FINANCIAL STATEMENT RECONCILIATION

                                                                                              31 MARCH            31 March
                                                                                                  2000                1999
                                                                                      ----------------    ----------------
       i)   Share capital - Canadian basis                                            $     10,217,262    $     10,126,865
            Add: Escrow share compensation expense - prior periods                           3,194,621           3,194,621
                                                                                      ----------------    ----------------
            Share capital - U.S. basis                                                $     13,411,883    $     13,321,486
                                                                                      ----------------    ----------------
      ii)   Retained earnings - Canadian basis                                        $      2,217,854    $       (775,775)
            Less: Escrow share compensation expense - prior periods                         (3,194,621)         (3,194,621)
                                                                                      ----------------    ----------------
            Deficit - U.S. basis                                                      $       (976,767)   $     (3,970,396)
                                                                                      ----------------    ----------------

     iii)     U.S. GAAP consolidated statement of shareholders' equity

                                                   Common Shares              Earnings
                                                  Shares         Amount        Deficit           Total
                                            ------------   ------------   ------------    ------------
Balance - 30 June 1998                        18,482,440   $ 13,320,488   $ (2,554,928)   $ 10,765,560
  Issuance of shares on exercise of
     options ($0.81 per share)                     1,232            998             --             998
  Net loss for the period                             --             --     (1,415,468)     (1,415,468)
                                            ------------   ------------   ------------    ------------
Balance - 31 March 1999                       18,483,672     13,321,486     (3,970,396)      9,351,090
  Net income for the period                           --             --      2,131,513       2,131,513
                                            ------------   ------------   ------------    ------------
Balance - 30 June 1999                        18,483,672     13,321,486     (1,838,883)     11,482,603
  Issuance of shares on exercise of
     options ($0.90 per share)                   100,000         90,397             --          90,397
  Net income for the period - Statement 3             --             --        862,116         862,116
                                            ------------   ------------   ------------    ------------
Balance - 31 March 2000                       18,583,672     13,411,883        976,767      12,435,116
                                            ------------   ------------   ------------    ------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2000
U.S. Funds
Prepared Without Audit


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

         Reconciliation of Canadian to U.S. basis - Basic Earnings per Share

                                                           31 MARCH       31 March
                                                               2000           1999
                                                       ------------   ------------
Weighted average number of common shares outstanding
    - Canadian basis                                     18,550,795     18,483,264
Add:  Dilutive stock options and warrants                 1,466,667            N/A
                                                       ------------   ------------
Weighted average number of common shares outstanding
    - U.S. basis                                         20,017,462     18,483,264
                                                       ------------   ------------
Net income (loss) for the year                         $    862,116   $ (1,415,468)
                                                       ------------   ------------
Basic earnings per share
    - U.S. basis                                       $       0.04   $      (0.08)
                                                       ------------   ------------
    - Canadian basis                                   $       0.05   $      (0.08)
                                                       ------------   ------------

--------------------------------------------------------------------------------

18.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999.

         SALES AND OPERATING INCOME.

                  Sales and other income increased 46.9%, or $1,263,000, to $3,955,000 in the third quarter ended March 31, 2000 from $2,692,000 in the third quarter ended March 31, 1999. The increase in sales is due to new account sales and the continued expansion of the customer base.

         COST OF SALES AND OPERATING EXPENSES.

                  Cost of sales and operating expenses increased 29.5%, or $458,000, to $2,012,000 in the third quarter of fiscal 2000 from $1,554,000 in the third quarter of fiscal 1999. In fiscal 2000, cost of sales and operating expense as a percentage of gross revenues decreased to 50.9% from 57.7% in fiscal 1999. This decrease resulted primarily from lower product cost for the Accuvote - OS system and cost reductions in manufacturing.

         SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

                  In the third quarter ended March 31, 2000 selling, administrative and general expenses decreased 2.6%, or $37,000, to $1,396,000, from $1,433,000 in the third quarter ended March 31, 1999. The decrease is largely attributable to decrease in cost of communication.

         RESEARCH AND DEVELOPMENT EXPENSES.

                  Research and development expenses decreased 1.4%, or $2,000, to $120,000 in the third quarter of fiscal 2000 from $122,000 in fiscal 1999. The decrease in research and development expense in the 2000 period was within the Company's operating plan. The Company continues to fund research and development in order to offer leading edge products to the market place.

         INTEREST.

                  Interest expense increased 38.8%, or $36,000, to $126,000, in the third quarter of fiscal 2000 from $90,000 in the third quarter of fiscal 1999. The increase was within the Company's operating plan and resulted from interest on U.S. bank loans. The increase in bank loans was related to increased sales.

         AMORTIZATION.

                  Amortization increased 19.1%, or $15,000, to $93,000 in the third quarter of fiscal 2000, from $78,000 in the third quarter of fiscal 1999 period. The increase is due to acquisition of fixed assets.

         REVALUATION OF TRADE-IN EQUIPMENT.

                  The trade-in inventory write off amounted to $131,000 in the third quarter of fiscal 2000, which is equal to the same amount that was written off in the third quarter of fiscal 1999. The trade-in inventory write down will continue for the next quarter. At that time the value of the trade-in inventory is anticipated to be nil.

         EARNINGS (LOSS) PER SHARE.

                  The Company's earnings for the third quarter ended March 31, 2000 were $208,000 or $0.01 per share before a write down of $131,000 for trade-in inventory and provision for income taxes of $3,000. The earnings for the third quarter ended March 31, 2000 after the trade-in inventory write down and provision for income taxes was $74,000 or $0.01 per share compared to a loss of $717,000, or $(0.04) per share for the same period for fiscal 1999. The increase in earnings per share for the 2000 fiscal period as compared to the 1999 fiscal period was attributable to increases in revenue from sales of products, offset by increases in cost of sales and operating expenses, interest expense and amortization and enhanced by decreases in selling, administrative and general expenses and research and development.

YEAR TO DATE MARCH 31, 2000 COMPARED TO YEAR TO DATE MARCH 31, 1999.

         SALES AND OPERATING INCOME.

                  Year to date sales and other income for nine months ended March 31, 2000 increased 61.9% or $5,833,000, to $15,256,000 from $9,423,000 for the nine months ended March 31, 1999. The increase in sales was due to new account sales and the continued expansion of the customer base.

         COST OF SALES AND OPERATING EXPENSES.

                  Year to date cost of sales and operating expenses for fiscal period 2000 increased 67.3% or $3,203,000, to $7,962,000 from $4,759,000 for fiscal 1999. In fiscal 2000, year to date cost of sales and operating expense as a percentage of gross revenues increased to 52.2% from 50.5% in fiscal 1999. This increase is due to lower gross margin on the voter registration product, offset by lower product cost for the Accuvote - OS system and more efficient utilization of labor.

         SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

                  Year to date selling, administrative and general expenses for fiscal 2000 increased 9.4% or $420,000, to $4,890,000 from $4,470,000 for fiscal
1999. The increase was due largely to increased sales efforts and an increase in manpower and associated costs thereon in the sales, field support and administrative areas.

         RESEARCH AND DEVELOPMENT EXPENSES.

                  Year to date research and development expenses for fiscal 2000 decreased by 42.1%, or $308,000, to $423,000 from $731,000 for fiscal 1999. In fiscal 1999 extensive development was being performed on the Accu Touch software; this is not occurring in fiscal 2000. The decrease in research and development expense in the 2000 period was within the Company's operating plan. The Company continues to fund research and development in order to offer leading edge products to the market place.

         INTEREST.

                  Year to date interest expense for fiscal 2000 increased 104.2% or $209,000, to $410,000 from $201,000 in fiscal 1999. The increase resulted from interest on increased bank loans which resulted from increased production. The increase was within the Company's operating plan

         AMORTIZATION.

                  Year to date amortization for fiscal 2000 decreased 7.2%, or $21,000, to $264,000 from $285,000 in fiscal 1999. The decrease was anticipated as Lynro Manufacturing goodwill is now fully written off.

         REVALUATION OF USED EQUIPMENT.

                  Year to date trade-in inventory write off for fiscal 2000 was $394,000, the same as in fiscal 1999. The trade-in inventory write down will continue for the next quarter. At that time the value of the trade-in inventory is anticipated to be nil.

         EARNINGS (LOSS) PER SHARE.

                  The Company's year to date earnings for fiscal 2000 were $1,307,000 or $0.07 per share before a write down of $394,000 for trade-in inventory and provision for income taxes of $51,000. The year to date earnings for fiscal 2000 after the trade-in inventory write down and provision for income taxes was $862,000 or $0.05 per share compared to a loss of $1,415,000 or $(0.08) per share for the same period for fiscal 1999. The increase in earnings per share for the 2000 fiscal period as compared to the 1999 fiscal period was attributable to increases in revenue from sales of products, offset by increases in cost of sales and operating expenses, selling, administrative and general expense, and interest expense and enhanced by decreases in research and development and amortization.

         LIQUIDITY AND CAPITAL RESOURCES.

                  The Company uses a combination of internally generated funds and bank borrowings to finance its working capital requirements, capital expenses and operations. During the period ended March 31, 2000, the Company generated most of its funding through cash flow.

                  At March 31, 2000 the Company's cash totaled $1,953,169, an increase of $462,722 from December 31, 1999. Accounts and contracts receivable decreased to $12,483,000 at March 31, 2000 from $13,290,000 at December 31, 1999. Due to the nature of the Company's business, timing of payments on large contracts may vary significantly, causing significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon delivery dates for voting systems. At March 31, 2000, inventory amounted to $5,724,000, an increase of $150,000 from December 31, 1999. The increase in inventory is within the Company's operating plan.

                  The Company has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At March 31, 2000 agreements receivable less current portion amounted to $21,000, an increase of $11,000 from December 31, 1999. These loans are repaid at varying terms and with varying interest rates determined on a case by case basis. Historically, the Company has not experienced any default in connection with loans due from customers.

                  The Company currently has five loans outstanding, four with Compass Bank, Albuquerque, New Mexico and one loan with Hibernia National Bank of Texas, McKinney, Texas. One loan in the amount of $250,113 is secured by a sales agreement receivable in the amount of $128,174. This loan bears interest at Compass Bank of Albuquerque Prime Rate plus 1% and is due November 15, 2000. A second loan in the amount of $904,950 is secured by a contract receivable in the amount of $1,311,413. This loan bears interest at Compass Bank of Albuquerque Prime Rate plus 1% and is due May 22, 2000. A third loan in the amount of $133,310 is secured by a contract receivable with a balance receivable of $76,869. This loan bears interest at Compass Bank of Albuquerque Prime Rate plus 1% and is due May 27, 2000. A fourth loan in the amount of $480,000 is secured by three contracts receivable with a combined balance receivable of $420,311. This loan bears interest at Compass Bank of Albuquerque Prime Rate plus 1% and is due January 19, 2001. The loan with Hibernia National Bank of Texas in the amount of $3,600,000 is secured by a commercial security agreement covering all assets of the Company, and bears interest at The Wall Street Journal Prime Rate and was due April 11, 2000. The Company and Hibernia bank are currently negotiating an extension of this due date. The new maturity date is anticipated to be April 11, 2001. The loans are used for working capital.

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

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings.

                  No material legal proceeding is pending or, to the knowledge of the Company, threatened by any governmental agency, against the Company.

         Item 2.           Changes in Securities.

                           On October 29, 1999 the Company issued 100,000 shares
                  of common stock to Mr. M. Wilson who exercised stock options. The purchase price of the shares was $90,397. The shares were issued under the exemption provided by Section 4(2) of the Securities Act. The individual was informed of the risks involved in an investment in the Company and had all information about the Company that the individual needed to make an informed investment in the Company. All shares bear restrictive legends.

                           On February 8, 2000, a Director, Mr. J. Larmer was
                  issued 50,000 stock options at a purchase price of Cdn $1.69 per share.

                           During the year a Director, Mr. G. Cobbe resigned and
                  100,000 stock options expired. These options were at a purchase price of Cdn $1.60 per share. In addition, 23,768 stock options of a former employee expired. These options were at a purchase price of Cdn $1.28 per share.

         Item 3.        Defaults Upon Senior Securities.

                           None

         Item 4.           Submission of Matters to a Vote of Security Holders.

                           None

         Item 4.           Other Information.

                           None

         Item 5.           Exhibits and Reports on Form 8-K.

                           A.       Exhibits

                           3 (1) Memorandum and Articles of Incorporation, as amended.*

                           4 (1) Parts 7, 10, 12, and 27 of the Memorandum and Articles of Incorporation, as amended, set forth in Exhibit 3.*

                           10 (1) Property lease dated December 8, 1999 between Jersey Investments, Inc. and the Company filed electronically herewith.

                           10 (2) Property lease dated August 6, 1999 between David Wood and the Company filed electronically herewith.

                           11 Computation of per-share income Treasury Stock Method of the Company filed electronically herewith.

                           27 Financial Data Schedule filed electronically herewith.

* Incorporated by reference to the Company's Form 10-SB filed with the SEC on July 31, 1998.


                           B.      Reports on Form 8-K

                                   The Company filed no reports on Form 8-K during the third quarter of Fiscal 2000.

                                    Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

Dated: May 12, 2000
                          Global Election Systems Inc.

                           By: /s/ Howard T. Van Pelt
                              -----------------------
                         Howard T. Van Pelt, President,
                           Chief Executive Officer and
                             Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
3(1)         Memorandum and Articles of Incorporation, as amended.*

4(1)         Parts 7, 10, 12, and 27 of the Memorandum and Articles of
             Incorporation, as amended, set forth in Exhibit 3.*

10(1)        Property lease dated December 8, 1999 between Jersey Investments,
             Inc. and the Company filed electronically herewith.

10(2)        Property lease dated August 6, 1999 between David Wood and the
             Company filed electronically herewith.

11 Computation of per-share income Treasury Stock Method of the Company filed electronically herewith.

27           Financial Data Schedule filed electronically herewith.

* Incorporated by reference to the Company's Form 10-SB filed with the SEC on July 31, 1998.