Form 10KSB
period 2000-06-30
GLOBAL ELECTION SYSTEMS INC
filed 2000-09-28
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                   (Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2000

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

         The issuer's revenues for its most recent fiscal year were $20,236,828.

         The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2000 was C$19,141,182 (based on the closing sale price on the Toronto Stock Exchange on June 30, 2000 of C$1.03). This calculation does not reflect a determination that persons are affiliates for any other purposes.

         At June 30, 2000, there were 18,583,672 of the registrant's voting shares issued and outstanding.

         Documents incorporated by reference: None

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [x]

                          GLOBAL ELECTION SYSTEMS INC.
                                   Form 10-KSB
                     For the Fiscal Year Ended June 30, 2000

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Global Election Systems Inc. (the "Company") is a leading manufacturer and distributor, through its wholly owned United States subsidiary, Global Election Systems, Inc., ("Global USA") of state of the art computerized electronic election management systems. The Company's signature products are the ES-2000 AccuVote optical scan voting system ("AccuVote - OS"), and the paperless AccuVote touch screen voting system ("AccuVote - TS"), using a special voter access card ("Smart Card"). The AccuVote - OS voting system and the AccuVote - TS voting system are stand-alone voting systems. They are both classified as precinct count and central accumulation systems and have functionality that permits management control of the voting process from ballot preparation to verification of results. The AccuVote - TS which is a "paperless DRE" (Direct Record Equipment), was added to the Company's product line in 1997 when the Company acquired all of the assets of I-Mark Systems, Inc.

The Company was formed on November 22, 1991, under the Company Act (British Columbia, Canada) by way of a statutory amalgamation of North American Professional Technologies B. C. Ltd. and Macrotrends International Ventures Inc. Global USA was incorporated in Delaware in 1991. The address of the Company's executive offices is 1611 Wilmeth Road, McKinney, TX 75069; and its telephone number is (972) 542-6000. The Company's no par value common stock ("Common Stock") is traded on the Toronto Exchange under the symbol GSM. Reference in this document to the "Company" includes its wholly owned subsidiary, Global USA, unless the context otherwise requires. All funds are reported in U.S. dollars unless otherwise specified. Canadian funds are designated by "C$".

INDUSTRY OVERVIEW

Elections are held under the auspices of various governmental systems, especially those in democratic countries. Until the 1960's, almost all elections were conducted with manually counted paper ballots and lever-activated mechanical voting machines. Lever machines, which were bulky, heavy and consisted of over 800 moving parts, required significant maintenance and were expensive to warehouse. This method of voting and tallying votes, in addition to being cumbersome and inefficient, was susceptible to inaccuracies, significant time delays, and other difficulties. In 1964, the Votomatic punch card voting system was patented. While this system has not been actively manufactured since the mid-1980's, it remains the most widely used system in North America. In the early 1980's, optical scan voting systems were introduced and began to penetrate the election equipment marketplace on a relatively small scale.

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

GLOBAL ELECTION SYSTEMS' STRATEGY

As previously noted, the Company is a leading manufacturer and distributor of state-of-the-art computerized electronic voting systems. Only three major election system companies actively market and sell products in the United States and Canada, and sales are a matter of public record. The Company capitalizes on its highly acclaimed application software, its advanced product design, and its customer support to market its election systems to voting jurisdictions throughout North America. Its objective is to become a leading supplier of comprehensive voter registration and election systems to governments in the United States, Canada, and around the world. The Company believes that the continuing need for accurate, efficient election systems and the increasingly recognized need for the voting process to be highly voter accessible and simple to use should provide numerous opportunities for the Company to expand the scope of its activity.

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

* International Sales

The Company seeks to sell its full line of election-related systems throughout North America and globally. The Company believes, based on past experience, the market for election systems in Central and South America is expanding.

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

Backlog. At fiscal year end June 30, 2000, the Company had a backlog of approximately $225,000, of orders for its AccuVote - OS, AccuVote - TS and Smart Card products. This backlog compared to a backlog of $2,280,000 on June 30, 1999. Backlogs are principally the result of customer-scheduled shipment dates, which are usually a period of months after the contract date and which may also be in installments. The decrease in the backlog is attributable primarily to the timing of delivery schedules. All backlog orders are expected to be filled during fiscal year 2001.

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

CUSTOMERS

The Company's customers include over 840 voting jurisdictions in the United States and Canada. Recent contract awards include El Paso County, Colorado, Fresno County, California and Brevard County, Florida. During the twelve months ended June 30, 2000, Santa Barbara County, California, Cobb County, Georgia, El Paso County, Texas and Marin County, California together accounted for approximately 21% of Company revenues. During the fiscal year ended June 30, 1999, El Paso County, Colorado and Fresno County, California together, accounted for approximately 20% of Company revenues. During the fiscal year ended June
30, 1998, King County, Washington accounted for approximately 20% of the Company's revenues.

SALES AND MARKETING

The Company markets its products both domestically and internationally to governments. Because of the close involvement of the Company in the use of its election systems by customer governments and the Company's desire to maintain a high level of contact and service, sales are made by salaried, commissioned salespersons employed by the Company and assigned to various territories. Salespersons work directly with the election officials in each Territory to close and implement sales. At June 30, 2000, the Company employed 18 of these salespersons, who were assigned to specific territories in the United States and Canada. The Company also has six resellers, which are established in the election business and have contracts for specific territories. Sales outside the United States and Canada are supervised by the Company's sales staff. The Company plans to use in-country representatives in these countries, but currently has none.

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

RESEARCH AND DEVELOPMENT

The Company expended approximately $1,284,000 (including deferred development costs), $857,000 and $483,000 for research and development during the fiscal years ended June 30, 2000, June 30, 1999, and June 30, 1998 respectively. All of the Company's in-house research efforts are conducted at its facilities in Vancouver, Canada, and McKinney, Texas.

COMPETITION

The election system market is defined by the voting needs and specifications of voting jurisdictions. In that regard, sales, and therefore competition, are directed to Secretaries of State and election officials in each voting jurisdiction who issue requests for proposals in which desired specifications are set forth. Responsive bids are submitted to these officials and other specified reviewers for their evaluation and the selection of the company awarded the project. Competitive factors include accuracy, security and speed of voting and tallying of votes, ease of use of the system, flexibility in ballot preparation, cost and customer support. Because of its ability to offer a complete, state of the art, integrated election system that can be tailored to the customer's needs, the Company believes it is able to compete in all major areas of the election systems market. See "Risk Factors: Global competes with larger, well-established companies" for additional information on competitors.

In North America, the Company competes primarily with moderately sized companies (some of which are affiliates of much larger companies) in the overall election system market and with some small companies who offer some aspect otherwise included in the overall system, such as voting equipment. The Company's largest competitors in the North American election system market are Sequoia Pacific Systems, Inc. ("Sequoia"), a subsidiary of Jefferson Smurfit, and ES&S ("ESS"). ESS and Sequoia offer local and state election management systems, optical scan ballot tallying and reporting, and election information management software. Microvote, Inc., of Indianapolis, offers a direct record voting system. The Company also competes with a number of regional companies, including those mentioned previously, which produce and sell products designed to provide specific election-related functions.

MANUFACTURING

The Company assembles its AccuVote - OS and AccuVote - TS products at its plant in McKinney, Texas. With the exception of its visible light optical reader (which it obtains from another source but could replace with an in-house product) and its ballot box (for which the Company owns the molds and could obtain an alternate manufacturer), the Company obtains components for its products largely from various off-the-shelf vendors of electronic components, any of which could be replaced by another vendor should the need present itself.

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

EMPLOYEES

As of June 30, 2000, the Company had approximately 70 employees, of whom all were full-time, at its three locations in Canada and the United States. Of the full-time employees, 13 were in executive and administrative positions, 18 were in sales, marketing and customer relations, 5 were in research and development, 19 were in manufacturing, and 15 were in field customer support.

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

The success of the Company is dependent upon the services of its President, Mr. Urosevich, its Vice President of Operations, Mr. Dix, its Vice President of Sales/Marketing, Mr. Herron, and its Vice President of Acquisitions and Mergers, Mr. Ensminger. The Company has an employment agreement only with Mr. Urosevich. The Company has no key man insurance with respect to any of these persons. The loss of the services of any one of them for any reason could materially impede the Company's marketing effort and strategic planning.

EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS COULD DILUTE EARNINGS. As of June 30, 2000 the Company had 1,300,000 options and 166,667 warrants for Common Stock outstanding. To the extent that any outstanding options and warrants for Common Stock are exercised, there will be additional dilution in excess of that resulting from use of common and common equivalent shares in earnings calculations.

GLOBAL HAS NO ACTIVE MARKET FOR ITS COMMON STOCK IN THE UNITED STATES AND ONE MAY NOT DEVELOP. THE MARKET PRICE MAY ALSO BE VOLATILE. The Company's Common Stock is traded on the Toronto (Canada) Exchange and is expected to trade on the Nasdaq electronic bulletin board. While a public market for the Company's Common Stock currently exists in Canada, no such market exists in the United States as yet, even though the Common Stock has been registered under Section 12(g) of the Securities Exchange Act of 1934, and the Company cannot assure that any market for the Common Stock will develop in the United States. The number of freely traded shares in the Canadian market is 12,306,518, and the number of shares expected to be in the United States market is 6,277,154, about 33.8 % of the 18,583,672 shares of Common Stock outstanding at June 30, 2000. However, trading volume in the four weeks ended June 30, 2000 in Canada averaged 20,062 shares traded per day. Thus, even though a substantial percentage of the Company's outstanding shares could be traded, trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. In addition, the Nasdaq electronic bulletin board has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of he Common Stock without regard to the operating performance of the Company. The Company believes that factors such as quarterly and annual fluctuations in financial results, announcements by competitors, or changes in securities analysts' recommendations may cause the market price to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of the Common Stock. Please see "Part II.
Item 5. "Market For Common Equity and Related Stockholder Matters" for more information.

FUTURE SALES BY EXISTING SHAREHOLDERS COULD ADVERSELY AFFECT THE PREVAILING MARKET PRICE OF THE COMMON STOCK. At June 30, 2000, the Company had 18,583,672 shares of Common Stock outstanding, and an additional 1,300,000 shares that could be issued under an employee option plan.

In addition, the authorized capital of the Company includes 20,000,000 shares of Preferred Stock, none of which had been issued as of June 30, 2000. However, the Board of Directors may determine at any time and from time to time to set the terms and preferences of the Preferred Stock, or a series of it, and to issue it, subject to approval of the Toronto Stock Exchange.

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

The McKinney, Texas, leased facility consists of about 13,050 square feet in a stand-alone, one-story building. This facility includes the Company's manufacturing operations and its United States corporate headquarters. The current capacity utilization of the manufacturing area is about 100%. The lease term commenced on August 1, 1997 and continues for a period of five years, with two five-year options to renew. A new facility consisting of approximately 13,000 square feet in a stand-alone, one-story building is under construction adjacent to the current facility. The new facility is expected to be occupied on October 1, 2000.

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

ITEM 3.  LEGAL PROCEEDINGS

At June 30, 2000, the end of the last fiscal year, no material legal proceeding was pending, or to the knowledge of the Company, threatened by any governmental agency, against the Company.

The Company is subject to various claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

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

                                                  HIGH      LOW
                                                  ----      ---
Fiscal Year 1999
       Quarter ended September 30, 1998           3.90      2.01
       Quarter ended December 31, 1998            3.48      1.93
       Quarter ended March 31, 1999               3.50      2.10
       Quarter ended June 30, 1999                2.85      2.00

Fiscal Year 2000
       Quarter ended September 30, 1999           2.60      1.75
       Quarter ended December 31, 1999            2.55      1.40
       Quarter ended March 31, 2000               2.15      1.56
       Quarter ended June 30, 2000                1.85       .95

The last sale price of the Company's Common Stock on September 20, 2000 as reported on the Toronto [Canada] Stock Exchange was C$1.85 per share. As of June 30, 2000, there were approximately 636 holders of record of the Company's Common Stock, of whom approximately 56.1 % were in the United States. At that date, approximately 33.8 % of the outstanding 18,583,672 shares of Common Stock were held in the United States. The Company has no issued and outstanding Preferred Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

From July 1, 1999 to June 30, 2000, the Registrant issued the following securities without registration under the Securities Act of 1933, pursuant to exemptions from registration under that Act:

DATE           ISSUANCE                                          EXEMPTION
                                                                 RELIED UPON
02/08/2000     Options for 50,000 shares issued to 1 Director    Section 4(2):
                                                                 Employees had
                                                                 All information
                                                                 required to make an
                                                                 informed investment
                                                                 decision.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION

The discussion and analysis of the operating results and the financial position of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the notes to them. See "Consolidated Financial Statements". The financial statements have been prepared in United States dollars in accordance with Canadian GAAP. See Note 16 of the Notes to Consolidated Financial Statements for an explanation of differences between Canadian GAAP and United States GAAP. Certain of the information discussed in this report contains forward-looking statements regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in any forward-looking statements. Among those factors are: general business and economic conditions; customer acceptance and demand for the company's products; the Company's overall ability to design, test and introduce new products on a timely basis; the nature of the markets addressed by the Company's products; the interaction with governmental entities in the United States and world-wide which purchase the Company's products; and other risk factors listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Fiscal 2000 Compared with 1999

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

SALES AND OPERATING INCOME

Sales and other income for the year ended June 30, 2000 increased 10.5% or $1,927,000, to $20,237,000 from $18,310,000 for the year ended June 30, 1999.
The sales increase was largely attributable to increased voter registration and service revenue.

COST OF SALES AND OPERATING EXPENSES

Cost of sales and operating expenses for fiscal year 2000 increased 14.9%, or $1,339,000, to $10,337,000 from $8,998,000 for fiscal year 1999. In fiscal year
2000, cost of sales and operating expense as a percentage of gross revenues increased to 51.1% from 49.1% in fiscal year 1999. This increase resulted primarily from higher product cost for the AccuVote - 0S system whose contribution to sales was greater in fiscal year 2000 than in fiscal year 1999.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, administrative and general expenses for fiscal year 2000 increased 6.2%, or $381,000, to $6,511,000 from $6,130,000 for fiscal year 1999. The increase was due largely to an increase in manpower and associated costs in the sales, field support and administrative areas required to support current and anticipated growth.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for fiscal year 2000 increased by 49.8%, or $427,000, to $1,284,000 from $857,000 for fiscal year 1999. The fiscal year 2000 expenses include $588,000 of development costs deferred under Canadian generally accepted accounting principles (see Note 16 to the consolidated financial statements for a reconciliation of this item for United States generally accepted accounting principles). The Company continues to fund research and development in order to offer leading edge products to the market place.

AMORTIZATION

Amortization for fiscal year 2000 decreased 4.1%, or $16,000, to $372,000 from $388,000 in fiscal year 1999. This decrease was due primarily to capital assets fully amortized during fiscal year 1999.

INTEREST

Interest expense for fiscal year 2000 increased 66.8%, or $218,000, to $544,000 from $326,000 in fiscal year 1999. The increase was within the Company's operating plan of funding current accounts receivable and resulted from interest on increased U.S. bank loans used to finance operations.

REVALUATION OF USED EQUIPMENT

Trade-in inventory write off for fiscal year 2000 decreased to $525,000 from $873,000 in fiscal year 1999 as a result of management writing down trade-in inventory. The trade-in inventory write down has now been completed and its value is considered to be nil.

EARNINGS PER SHARE

The Company's earnings for fiscal year 2000 were $1,777,000 or $0.10 per share before a write down of $525,000 for trade-in inventory. The after tax earnings for fiscal year 2000 after the trade-in inventory write down was $1,107,000 or $0.06 per share compared to a profit of $716,000 or $0.04 per share for the same period for fiscal year 1999. The increase in earnings per share for the 2000 fiscal period as compared to the 1999 fiscal period was due to an increase in sales, and increases in cost of sales and operating expenses, selling, administrative and general expense and interest expense and enhanced by a decrease in research and development expense, amortization and the write down of the trade-in inventory.

Fiscal 1999 Compared with 1998

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

SALES AND OPERATING INCOME

Sales and other income for the year ended June 30, 1999 decreased 10.3% or $2,111,000, to $18,310,000 from $20,421,000 for the year ended June 30, 1998.
The sales decrease was largely attributable to a shorter U. S. selling season in a general election year. The U.S. market comprises, and has comprised, 95% or more of the Company's sales. During a general election year, new voting systems generally are not installed for several months prior to a general election and usually for several months after a general election; therefore, the selling season is shorter during general election years.

COST OF SALES AND OPERATING EXPENSES

Cost of sales and operating expenses for fiscal year 1999 decreased 5.7%, or $547,000, to $8,998,000 from $9,545,000 for fiscal year 1998. In fiscal year
1999, cost of sales and operating expense as a percentage of gross revenues increased to 49.1% from 46.7% in fiscal year 1998. This increase resulted primarily from higher product cost for the AccuVote - TS system whose contribution to sales was greater in fiscal year 1999 than in fiscal year 1998.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, administrative and general expenses for fiscal year 1999 increased 17.5%, or $912,000, to $6,130,000 from $5,218,000 for fiscal year 1998. The increase was due largely to election support provided in the second quarter and an increase in manpower and associated costs in the sales, field support and administrative areas. In addition, expenses relating to the I-Mark asset acquisition were incurred for the whole 1999 fiscal period, whereas in the 1998 fiscal period expenses were incurred for only eleven months.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for fiscal year 1999 increased by 77.3%, or $374,000, to $857,000 from $483,000 for fiscal year 1998. The increase was due to developing enhancements to software for the AccuVote - TS system. The Company continues to fund research and development in order to offer leading edge products to the market place.

AMORTIZATION

Amortization for fiscal year 1999 increased 40.6%, or $112,000, to $388,000 from $276,000 in fiscal year 1998. This increase was due primarily to amortization associated with the acquisition of I-Mark in 1997. During the 1999 fiscal year Lynro Manufacturing Corporation goodwill was fully written off.

INTEREST

Interest expense for fiscal year 1999 increased 110.1%, or $171,000, to $326,000 from $155,000 in fiscal year 1998. The increase was within the Company's operating plan of funding current accounts receivable and resulted from interest on increased U.S. bank loans used to finance operations.

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

During the period ended June 30, 2000, the Company generated most of its funding through cash flow from operations.

At June 30, 2000, the Company's cash totaled $1,446,613, an increase of $825,393 from June 30, 1999. Accounts and contracts receivable decreased to $12,717,000 at June 30, 2000 from $13,906,000 at June 30, 1999. Due to the nature of the Company's business, the timing of payments on large contracts may vary significantly, and cause significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon delivery dates for voting systems. At June 30, 2000, inventory amounted to $5,352,000, an increase of $745,000 from June 30, 1999. Inventory has increased due to the addition of the AccuVote - TS system.

The Company has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At June 30, 2000, agreements receivable less current portion amounted to $16,000, a decrease of $190,000 from June 30, 1999. These agreements are repaid at varying terms and with varying interest rates determined on a case-by-case basis. Historically, the Company has not experienced any default in connection with agreements due from customers.

 The Company currently has four loans and one promissory note outstanding, three loans and the promissory note are with Compass Bank, Albuquerque, New Mexico and a line of credit with Hibernia National Bank of Texas, McKinney, Texas. One loan in the amount of $250,113 is secured by an agreement receivable amounting to $80,608. This loan bears interest at Compass Bank, Albuquerque Prime Rate plus 1% and is due November 15, 2000. A second loan in the amount of $904,950 is secured by a specific Global USA contract in the amount of $1,360,590. This loan bears interest at Compass Bank, Albuquerque Prime Rate plus 1 % and is due November 22, 2000. A third loan in the amount of $133,310 is secured by a specific Global USA contract in the amount of $178,782. This loan bears interest at Compass Bank, Albuquerque Prime Rate plus 1% and is due November 27, 2000. The line of credit with Hibernia National Bank of Texas in the amount of $3,600,000 is secured by a blanket assignment of accounts receivable, and bears interest at The Wall Street Journal Prime Rate and is due July 18, 2001. The promissory note in the amount of $480,000 is with Compass Bank, Albuquerque, New Mexico is secured by three specific contracts receivable with a combined balance receivable of $332,078. The promissory note loan bears interest at Compass Bank, Albuquerque Prime Rate plus 1% and is due January 19, 2001.

Subsequent to the fiscal 2000 year end the Company has renegotiated a revolving line of credit with Hibernia National Bank of Texas to a maximum of $5,000,000.

Management believes that financial resources, including internally generated funds and available bank line of credit and borrowings would be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

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

                      YEAR END     YEAR END     YEAR END
                      JUNE 30      JUNE 30      JUNE 30
                       2000         1999         1998
END OF PERIOD          1.4806       1.4630       1.4678

AVERAGE FOR PERIOD     1.4731       1.5103       1.4177

HIGH FOR PERIOD        1.5063       1.5685       1.4678

LOW FOR PERIOD         1.4433       1.4570       1.3783


On June 30, 2000, the noon rate of exchange as reported by the Bank of Canada for the conversion of United States dollars into Canadian dollars was $0.67600 (US$1.00=C$1.4793).

ITEM 7.  FINANCIAL STATEMENTS


                          GLOBAL ELECTION SYSTEMS INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                              30 JUNE 2000 and 1999

                                   U.S. Funds


                         STALEY, OKADA, CHANDLER & SCOTT

                              Chartered Accountants

MANAGEMENT'S RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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


Robert J. Urosevich                                         Maurice E. Sokulski
President                                                             Treasurer

--------------------------------------------------------------------------------

AUDITORS' REPORT

--------------------------------------------------------------------------------

TO THE DIRECTORS OF GLOBAL ELECTION SYSTEMS INC.:

We have audited the consolidated balance sheet of Global Election Systems Inc. as at 30 June 2000 and 1999 and the consolidated statements of changes in shareholders' equity, income and cash flows for the years ended 30 June 2000, 1999 and 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at 30 June 2000 and 1999 and the results of its operations and its cash flows for the years ended 30 June 2000, 1999 and 1998 in accordance with generally accepted accounting principles. As required by the Company Act of British Columbia, we report that, in our opinion, these principles have been applied on a basis consistent with that of the preceding year.



Burnaby, B.C.                                   STALEY, OKADA, CHANDLER & SCOTT
6 September 2000                                          CHARTERED ACCOUNTANTS

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.                                        Statement 1

CONSOLIDATED BALANCE SHEET
AS AT 30 JUNE

U.S. Funds

ASSETS                                                                          2000            1999
                                                                            -----------     -----------
CURRENT
   Cash and short-term deposits                                             $ 1,446,613     $   621,220
   Accounts receivable                                                        6,204,048       4,341,403
   Contracts receivable                                                       6,512,549       9,564,678
   Work-in-progress                                                             822,211         717,044
   Deposits and prepaid expenses                                                286,248         291,298
   Inventory (Note 3)                                                         5,352,216       4,606,923
   Current portion of agreements receivable                                     178,808         285,965
                                                                            -----------     -----------
                                                                             20,802,693      20,428,531
AGREEMENTS RECEIVABLE (Note 4)                                                   15,876         205,539
DEFERRED COSTS (Note 5)                                                         587,852              --
CAPITAL ASSETS (Note 6)                                                         540,293         376,081
OTHER ASSETS (Note 7)                                                           549,750         776,250
                                                                            -----------     -----------
                                                                            $22,496,464     $21,786,401
                                                                            ===========     ===========

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                                 $ 3,953,980     $ 2,287,467
   Deferred revenue                                                             348,692       1,027,718
   Current portion of loans payable                                           1,768,373       6,738,500
                                                                            -----------     -----------
                                                                              6,071,045      10,053,685
FUTURE INCOME TAXES (Note 10b)                                                  145,000              --
LOANS PAYABLE (Note 8)                                                        3,600,000         250,113
                                                                            -----------     -----------
                                                                              9,816,045      10,303,798
                                                                            -----------     -----------
COMMITMENTS (Note 11)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 9)
   Authorized:
     100,000,000 common voting shares, without par value
      20,000,000 convertible voting preferred shares, without par value
   Issued and fully paid:
      18,583,672 (18,483,672) common shares                                  10,217,262      10,126,865
RETAINED EARNINGS - Statement 2                                               2,463,157       1,355,738
                                                                            -----------     -----------
                                                                             12,680,419      11,482,603
                                                                            -----------     -----------
                                                                            $22,496,464     $21,786,401
                                                                            ===========     ===========


ON BEHALF OF THE BOARD:

"Robert J. Urosevich", Director
--------------------

"Clinton H. Rickards", Director
--------------------

                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                       Statement 2

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. Funds

                                                                Common Shares              Retained
                                                            Shares          Amount         Earnings          Total
                                                          -----------     -----------     -----------     -----------
Balance - 30 June 1997                                     14,689,440     $ 9,374,197     $(3,397,853)    $ 5,976,344
  Issuance of shares for name and operating assets of
    I-Mark Systems, Inc. ($0.55 per share)                  1,000,000         548,148              --         548,148
  Issuance of performance shares from escrow ($0.06
    per share)                                              2,738,000         155,562              --         155,562
  Issuance of shares on exercise of options ($0.89
    per share)                                                 30,000          26,632              --          26,632
  Issuance of shares on exercise of options ($0.85
    per share)                                                 25,000          21,328              --          21,328
  Net income for the year - Statement 3                            --              --       4,037,546       4,037,546
                                                          -----------     -----------     -----------     -----------
Balance - 30 June 1998                                     18,482,440      10,125,867         639,693      10,765,560
  Issuance of shares on exercise of options ($0.81
    per share)                                                  1,232             998              --             998
  Net income for the year - Statement 3                            --              --         716,045         716,045
                                                          -----------     -----------     -----------     -----------
Balance - 30 June 1999                                     18,483,672      10,126,865       1,355,738      11,482,603
  Issuance of shares on exercise of options ($0.90
    per share)                                                100,000          90,397              --          90,397
  Net income for the year - Statement 3                            --              --       1,107,419       1,107,419
                                                          -----------     -----------     -----------     -----------
Balance - 30 June 2000                                     18,583,672     $10,217,262     $ 2,463,157     $12,680,419
                                                          ===========     ===========     ===========     ===========

                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INc.                                        Statement 3

CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED 30 JUNE

U.S. Funds

                                                              2000               1999               1998
                                                          ------------       ------------       ------------
REVENUE
   Sales and operating income (Note 13)                   $ 20,195,209       $ 18,198,041       $ 20,320,155
   Other income                                                 41,618            112,106            101,123
                                                          ------------       ------------       ------------
                                                            20,236,828         18,310,147         20,421,278
                                                          ------------       ------------       ------------
COSTS AND EXPENSES
   Cost of sales and operating expenses                     10,336,767          8,997,955          9,544,781
   Selling, administrative and general expenses              6,510,887          6,129,777          5,218,472
   Research and development expenses                           696,042            857,057            483,437
   Amortization                                                372,480            388,400            276,294
   Interest                                                    543,535            325,748            155,041
                                                          ------------       ------------       ------------
                                                            18,459,711         16,698,937         15,678,025
                                                          ------------       ------------       ------------

INCOME BEFORE THE UNDERNOTED                                 1,777,117          1,611,210          4,743,253
    Revaluation of used equipment (Note 14)                   (524,698)          (873,101)          (705,707)
                                                          ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                                   1,252,419            738,109          4,037,546
    Provision for income taxes (Note 10a)                           --            (22,064)                --
    Provision for future income taxes (Note 10b)              (145,000)                --                 --
                                                          ------------       ------------       ------------
NET INCOME FOR THE YEAR                                   $  1,107,419       $    716,045       $  4,037,546
                                                          ============       ============       ============

EARNINGS PER SHARE - U.S. FUNDS
   Basic                                                  $       0.06       $       0.04       $       0.24
   Fully diluted                                          $       0.06       $       0.04       $       0.22
                                                          ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        18,550,521         18,483,264         16,773,928
                                                          ============       ============       ============


                          - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                        Statement 4

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED 30 JUNE

U.S. Funds

                                                                        2000             1999              1998
                                                                    -----------       -----------       -----------
OPERATING ACTIVITIES
   Net income for the year                                          $ 1,107,419       $   716,045       $ 4,037,546
   Items not affecting cash
     Amortization                                                       372,480           388,400           276,294
     Amortization of deferred costs                                      71,983                --                --
     Revaluation of used equipment                                      524,698           873,101           705,707
     Provision for future income taxes                                  145,000                --                --
                                                                    -----------       -----------       -----------
                                                                      2,221,580         1,977,546         5,019,547
   Changes in non-cash working capital
     Accounts receivable                                             (1,862,645)       (2,028,540)         (209,527)
     Contracts receivable                                             3,052,129        (1,586,071)       (5,319,524)
     Work-in-progress                                                  (105,167)         (717,044)               --
     Deposits and prepaid expenses                                        5,050           (44,209)         (192,180)
     Inventory                                                       (1,269,991)       (1,812,150)       (2,741,214)
     Accounts payable and accrued liabilities                         1,666,513        (2,419,735)        3,543,644
     Customer deposits                                                       --                --           (36,219)
     Deferred revenue                                                  (679,026)          822,918          (120,122)
                                                                    -----------       -----------       -----------
                                                                      3,028,443        (5,807,285)          (55,595)
                                                                    -----------       -----------       -----------
INVESTING ACTIVITIES
   Deferred costs                                                      (659,835)               --                --
   Capital assets acquired                                             (310,192)          (82,018)         (414,961)
   Other assets acquired                                                     --                --          (514,104)
   Proceeds on sale of capital assets                                        --                --            62,685
   Agreements receivable                                                296,820           462,261           357,664
                                                                    -----------       -----------       -----------
                                                                       (673,207)          380,243          (508,716)
                                                                    -----------       -----------       -----------
FINANCING ACTIVITIES
   Loans payable                                                     (1,620,240)        5,707,639           622,584
   Common shares issued                                                  90,397               998           203,522
                                                                    -----------       -----------       -----------
                                                                     (1,529,843)        5,708,637           826,106
                                                                    -----------       -----------       -----------

NET INCREASE IN CASH                                                    825,393           281,595           261,795
   Cash position - Beginning of year                                    621,220           339,625            77,730
                                                                    -----------       -----------       -----------
CASH POSITION - END OF YEAR                                         $ 1,446,613       $   621,220       $   339,625
                                                                    ===========       ===========       ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Issuance of shares for name and operating assets of I-Mark
       Systems, Inc.                                                $        --       $        --       $   548,148
                                                                    ===========       ===========       ===========


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

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

          On 26 April 2000, the company's wholly-owned U.S. subsidiary incorporated a wholly-owned subsidiary, integrivote.com., Ltd., a company incorporated in Nevada, U.S.A. The new subsidiary remains inactive to date and is accounted under the purchase method of accounting.

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

     d)   INVENTORY

          Inventory of finished goods is valued at the lower of cost and net realizable value as estimated by management. Raw materials, which consist of parts and components, are valued at the lower of average cost and net realizable value, less any allowances for obsolescence. Inventory of goods taken in trade are treated as additional discounts granted to complete sales agreements and no value is recognized in inventory.

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

     f)   PATENTS

          Patents are recorded at cost and the company provides for amortization on a straight-line basis over 10 years.

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds


--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     g)   GOODWILL

          Goodwill is recorded at cost and the company provides for amortization on a straight-line basis over 5 years.

     h)   REVENUE RECOGNITION

          Revenue from sales of products is recognized at the time of shipment of products to customers. Revenue from sales of services is recognized on the basis of the percentage completion of the related services. The company defers a portion of revenue received related to contracted future services to match against management's estimate of the future costs of providing these services to customers. Receivables with extended payment terms less than one year are recorded as contracts receivable and those over one year are recorded as agreements receivable.

     i)   WORK-IN-PROGRESS

          Amounts related to revenues recognized in the fiscal period which remain unbilled to the customer at the end of the fiscal period are presented as work-in-progress in these consolidated financial statements.

     j)   WARRANTY RESERVE

          Provisions for future estimated warranty costs are recorded in the accounts based upon historical maintenance records. Management periodically reviews the warranty reserve to determine the adequacy of the provision.

     k)   RESEARCH AND DEVELOPMENT

          New product development costs and existing product enhancement costs are deferred to future periods when the product or process is clearly defined, the costs can be identified, the technical feasibility has been established, management intends to market the product or process, a market exists for the product or process and adequate resources exist to complete the project. The company provides for amortization on a straight-line basis over 10 years. Research costs and development costs which do not meet the preceding criteria are expensed in the period incurred. Research and development tax credits are applied against either the deferred costs or expense, as applicable, in the period in which the tax credit is received.

     l)   SHARE CAPITAL

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

     m)   EARNINGS PER SHARE

          Basic earnings per share computations are based on the weighted average number of shares outstanding during the period. Fully diluted earnings per share are based on the actual number of shares outstanding at the end of the period plus performance shares, and share purchase options and warrants as if they had been issued as at the beginning of the period.

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds

--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     o)  FUTURE INCOME TAXES

         During the year, the company adopted the asset and liability method of accounting for income taxes as prescribed by the CICA Handbook. The major impact of this change is the use of current income tax rates in the determination of future income taxes. This change in accounting policy had no impact on the prior year income tax expense or future income tax liability, and has therefore been applied for prospectively.

         Under the asset and liability method, the change in the net future tax asset or liability is included in income. The income tax effects of temporary differences in the time when income and expenses are recognized in accordance with company accounting practices, and the time they are recognized for income tax purposes, are reflected as future income tax assets or liabilities. Future income tax assets and liabilities are measured using statutory rates that are expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.

     p)  RECLASSIFICATION

         Certain of the comparative figures have been reclassified to conform with the current year presentation.

--------------------------------------------------------------------------------

2.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value of cash and short term deposits, accounts receivable, contracts receivable, work-in-progress, deposits, agreements receivable, accounts payable and accrued liabilities and loans payable approximates their fair value due to their short term maturity or capacity of prompt liquidation.

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

          Included in the 30 June 2000 current accounts receivable of $6,204,048, are three authorized resellers and one election customer which together account for $3,881,764 or 62.6% of this balance. To 6 September 2000, the company has collected $856,384 from these customers and the balance is due on specific terms.

          Included in the 30 June 2000 current contracts receivable of $6,512,549 is one election customer which accounts for $1,360,590 or 20.9% of this balance. To 6 September 2000, the company has collected $39,096 from this customer and the balance is due at specific dates within one year from 30 June 2000.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds

--------------------------------------------------------------------------------

3.   INVENTORY

     Details are as follows:

                                     2000            1999
                                  ----------      ----------
     Supplies and parts           $3,115,792      $2,061,974
     Trade-in goods                       --         524,698
     Finished goods                2,236,424       2,020,251
                                  ----------      ----------
                                  $5,352,216      $4,606,923
                                  ----------      ----------

--------------------------------------------------------------------------------

4.   AGREEMENTS RECEIVABLE

     Details of agreements receivable from customers are as follows:

                                                                             2000          1999
                                                                          ---------    ---------
     Sales agreement receivable with interest at 5% per annum,
         repayable in 60 equal monthly payments of principal and
         interest commencing 15 December 1995, secured by the
         underlying products and supplies (i)                             $  80,608    $ 267,364

     Sales agreement receivable with interest at 4.4% per annum commencing 27 January 1998, repayable at $22,455 of
         principal and interest by 1 July 1998, $21,759 of principal and interest by 1 July 1999 and the balance by 1 July 2000,
         secured by the underlying goods                                     20,751       44,485

     Sales agreement receivable with interest at 5.4% per annum commencing 15 July 1998, repayable at $22,738 per annum for principal and interest on 15 July 1998 to 15 July 2001,
         secured by the underlying goods                                     36,926       63,150

     Sales agreement receivable, non-interest bearing, repayable at $60,000 in July 1999 and the balance in July 2000,
         secured by the underlying goods                                     56,399      116,505
                                                                          ---------    ---------
                                                                            194,684      491,504
     Less:  Current portion                                                (178,808)    (285,965)
                                                                          ---------    ---------
                                                                          $  15,876    $ 205,539
                                                                          ---------    ---------

     (i) The sales agreement receivable has been pledged as security for a loan payable (Note 8).

     Scheduled principal repayments on the sales agreements receivable are as follows:

     2001                $178,808
     2002                  15,876
                         --------
                         $194,684
                         --------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds

--------------------------------------------------------------------------------


5.   DEFERRED COSTS

     Details are as follows:

                                                                            2000          1999
                                                       Accumulated      NET BOOK      Net Book
                                        Costs         Amortization         VALUE         Value
                                       --------       ------------      --------      --------
     Deferred costs                    $659,835          $71,983        $587,852      $     --
                                       --------          -------        --------      --------


6.   CAPITAL ASSETS

     Details are as follows:

                                                                            2000            1999
                                                     Accumulated        NET BOOK        Net Book
                                         Cost        Amortization          VALUE           Value
                                      ----------     ------------       --------        --------
    Demonstration and computer
        equipment                     $  858,222       $439,328         $418,894        $235,693
    Manufacturing equipment               88,954         61,870           27,084          22,116
    Furniture and equipment              263,322        179,303           84,019         104,216
    Leasehold improvements                39,360         29,064           10,296          14,056
                                      ----------       --------         --------        --------
                                      $1,249,858       $709,565         $540,293        $376,081
                                      ----------       --------         --------        --------


7.   OTHER ASSETS

     Details are as follows:

                                                                            2000            1999
                                                     Accumulated        NET BOOK        Net Book
                                         Cost        Amortization          VALUE           Value
                                      ----------     ------------       --------        --------
    Patents                           $  165,000       $140,250         $ 24,750        $ 41,250
    Goodwill                           1,300,960        775,960          525,000         735,000
                                      ----------       --------         --------        --------
                                      $1,465,960       $916,210         $549,750        $776,250
                                      ----------       --------         --------        --------


--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds


--------------------------------------------------------------------------------

8.   LOANS PAYABLE

     Details are as follows:

                                                                                         2000               1999
                                                                                      -----------       -----------

     Line of credit, bearing interest at bank prime plus 1% per annum (interest rate floor of 9%), interest payments due quarterly, due in full by 15
         November 2000 (ii), secured by the $80,608 sales agreement receivable
         (Note 4)                                                                     $   250,113       $   250,113

     Line of credit, bearing interest at bank prime plus 1% per annum (interest rate floor of 10%), interest payments due quarterly, due in full by 22
         November 2000, secured by a contract receivable with a balance
         receivable of $1,360,590 as at 30 June 2000                                      904,950         1,508,500

     Line of credit, bearing interest at bank prime plus 1% per annum (interest rate floor of 9%), interest payments due quarterly, due in full by 27
         November 2000, secured by a contract receivable with a balance
         receivable of $178,782 as at 30 June 2000                                        133,310         1,330,000

     Line of credit, bearing interest at The Wall Street Journal prime rate, interest payments due quarterly, balance due in full by 18 July 2001
         (i), secured by a commercial security agreement covering all assets of
         the company                                                                    3,600,000         3,600,000

     Promissory note payable, due to a director of the company, bearing interest
         at 10% per annum payable monthly                                                      --           300,000

     Promissory note payable, bearing interest at bank prime rate plus 1%
         (interest rate floor of 10%), interest payments due quarterly, due on demand or by 19 January 2001, secured by three specific contracts receivable with a combined balance receivable of $332,078 as at
         30 June 2000                                                                     480,000                --
                                                                                      -----------       -----------
                                                                                        5,368,373         6,988,613
     Less:  Current portion                                                            (1,768,373)       (6,738,500)
                                                                                      -----------       -----------
                                                                                      $ 3,600,000       $   250,113
                                                                                      -----------       -----------

     (i)   Subsequently extended to a $5,000,000 revolving line of credit.

     (ii)  Subsequently repaid in full 5 September 2000.

     Scheduled principal repayments on the loans payable are as follows:

     2001       $1,768,373
     2002        3,600,000
                ----------
                $5,368,373
                ----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds
--------------------------------------------------------------------------------


9.   SHARE CAPITAL

     a)  STOCK OPTION PLAN

         The company has a stock option plan which covers its officers and directors. The options are granted for varying terms ranging from three to five years. Options granted prior to 30 June 1998, were immediately vested upon grant. Options granted subsequent to 30 June 1998, vest over the term of the option. The following is a schedule of the activity pursuant to this stock option plan:

                                                 Number of          Price per Share
                                                   Shares               (CDN $)        Expiration Date
                                                -----------         ---------------    ---------------
        Balance - 30 June 1997                    250,000           $ 1.33 to $ 3.10
            New options granted                 1,075,000               $ 1.25         22 August 2002
            New options granted                    50,000               $ 1.49         17 December 2002
            New options granted                   100,000               $ 1.60         13 February 2003
            Options cancelled                     (20,000)              $ 3.10         15 November 1998
            Options cancelled                    (130,000)              $ 1.89         20 September 1999
            Options exercised                     (55,000)              $ 1.25         22 August 2002
--------------------------------------------------------------------------------------------------------
        Balance - 30 June 1998                  1,270,000           $ 1.25 to $1.80
            New options granted                   205,000               $ 2.05         15 October 2001
            Options exercised                      (1,232)              $ 1.25         22 August 2002
--------------------------------------------------------------------------------------------------------
        Balance - 30 June 1999                  1,473,768           $ 1.25 to $2.05
            Options expired                      (100,000)              $ 1.60        13 February 2003
            Options expired                       (23,768)              $ 1.25        22 August 2002
            Options exercised                    (100,000)              $ 1.33         1 November 1999
            Options granted                        50,000               $ 1.69         7 February 2005
--------------------------------------------------------------------------------------------------------
                                                                                      15 October 2001 to
        Balance - 30 June 2000                  1,300,000           $ 1.25  to $2.05   7 February 2005
--------------------------------------------------------------------------------------------------------


     b)  STOCK PURCHASE WARRANTS

         The following is a schedule of the activity pursuant to stock purchase warrants:

                                                 Number of          Price per Share
                                                   Shares               (CDN $)        Expiration Date
                                                -----------         ---------------    ---------------
                                                  166,667               $1.88           31 March 2001

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds

--------------------------------------------------------------------------------



10.  INCOME TAXES

     a) A summary of the taxable income of the company for the year ended 30 June 2000 is as follows:

                                                       Canadian Parent    U.S. Subsidiary     Total
                                                       ---------------    ---------------   -----------
         Net income (loss) before taxes per financial
             statements                                   $(133,072)       $ 1,385,491      $ 1,252,419
         Application of losses carried forward                   --           (797,639)        (797,639)
         Timing differences on capital assets               (21,651)                --          (21,651)
         Recapture of scientific research and
             experimental development deductions             38,230                 --           38,230
         Other timing differences                            17,014           (587,852)        (570,838)
                                                          ---------        -----------      -----------
                                                            (99,479)                --          (99,479)
         Benefit of current tax loss not recorded            99,479                 --           99,479

         Current Taxable Income                           $      --        $        --      $        --
                                                          ---------        -----------      -----------
         Current Income Tax Provision                     $      --        $        --      $        --
                                                          ---------        -----------      -----------

     b) A summary of the future taxable income and future income tax provision for the year ended 30 June 2000 is as follows:

                                                       Canadian Parent    U.S. Subsidiary     Total
                                                       ---------------    ---------------   -----------
         Timing differences on capital assets             $ 21,651           $      --      $  21,651
         Other timing differences                          (17,014)            587,852        570,838
         Eliminate Canadian differences against
             current year loss                              (4,637)                 --         (4,637)
         Recognize benefit of U.S. losses carried
             forward                                            --            (173,394)      (173,394)

         Future Taxable Income                            $     --           $ 414,458      $ 414,458
                                                          --------           ---------      ---------

         Statutory tax rate                                     --                35.0           35.0
                                                          --------           ---------      ---------
         Future Income Tax Provision                      $     --           $ 145,000      $ 145,000
                                                          --------           ---------      ---------

     c) The company has unclaimed investment tax credits, for Canadian tax purposes, arising from its research and development activities in the amount of $317,000 which may be carried forward to be applied against future federal taxes payable. The future tax benefits, if any, of these tax credits have not been recognized in the accounts and expire as follows:

         2002        $103,000
         2004          34,000
         2005          63,000
         2006         117,000
                     --------
                     $317,000
                     --------

     d) As at 30 June 2000, the company has tax losses, for Canadian tax purposes, of approximately $99,000, which may be carried forward to be applied against future taxable income. The future benefits, if any, of these tax losses have not been recognized in the accounts of the company and expire in 2007.

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds

--------------------------------------------------------------------------------

10.  INCOME TAXES - CONTINUED

     e) As at 30 June 2000, the company's subsidiary has tax losses, for U.S. tax purposes, of approximately $174,000 which may be carried forward to be applied against future taxable income. The future benefits, if any, of these tax losses has been recognized in the accounts of the company as a reduction of the future income tax provision. These losses expire in 2011.

--------------------------------------------------------------------------------

11.  COMMITMENTS

     a) By way of an employment agreement, the company has secured the services of a key employee for a three year term which expired 31 July 2000. The contract contained fixed annual compensation totaling $180,000 per annum plus a bonus of 3% of earnings before taxes not to exceed $200,000 per annum. Subsequent to 30 June 2000, the parties reached a mutual agreement to not extend the contract past the 31 July 2000 expiry date. Severance of $162,000 was negotiated and will be expensed in the 2001 fiscal year.

     b) By way of an employment agreement, the company has secured the services of a key employee for a three year term which expired 31 July 2000. The contract contained fixed annual compensation totalling $115,000 per annum. The contract is currently in the process of renegotiation.

     c) Under the terms of a lease agreement dated 8 December 1998, the company is committed to minimum annual lease payments which increased from CDN $25,529 in the first year to CDN $35,741 by the final year, plus its share of common area costs. The lease is for a five year term to 30 April 2004 representing a minimum lease commitment of:

                      CDN $
                    --------
         2001       $ 28,508
         2002         31,060
         2003         33,614
         2004         29,784
                    --------
                    $122,966
                    --------

     d) By an agreement dated 4 March 1997, the company's United States subsidiary has agreed to lease 13,050 square feet of general office and warehouse space in McKinney, Texas for five years from 1 July 1997. The annual lease amount of $110,272 represents a minimum lease commitment of:

         2001        $110,272
         2002         110,272
                     --------
                     $220,544
                     --------

         The lease may be extended for two additional terms of five years with the rate to be the current base rent plus the lesser of a consumer price adjustment or a fair rental value adjustment.

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds

--------------------------------------------------------------------------------
11.  COMMITMENTS - CONTINUED

     e) By an agreement dated 9 December 1999, the company's United States subsidiary has agreed to lease an additional 13,050 square feet of general office and warehouse space in McKinney, Texas, immediately adjacent to its existing facilities, for five years from 1 July 2000. The annual lease amount of $110,268 represents a minimum lease commitment of:


         2001        $110,268
         2002         110,268
         2003         110,268
         2004         110,268
         2005         110,268
                     --------
                     $551,340
                     --------

         The lease may be extended for two additional terms of five years with the rate to be the current base rent plus the lesser of a consumer price adjustment or a fair rental value adjustment. The leasehold improvements which were completed after 30 June 2000, amounted to $264,804 of which $189,709 was paid by the landlord and subsequent to 30 June 2000 the balance of $75,096 was paid by the company.

--------------------------------------------------------------------------------

12.  RELATED PARTY TRANSACTIONS

     In addition to items disclosed elsewhere in these consolidated financial statements, the company conducted the following transactions with related parties:

     a)  EXPENDITURES

         Details are as follows:

                                                                2000         1999         1998
                                                                ----         ----         ----
         Paid/accrued salaries and fees to officers and
            directors                                         $625,392     $629,036     $459,736

         Paid rent (at fair market value) to a company
            controlled by a former director                         --           --       75,000

         Paid interest to a director (i)                         6,625           --           --
                                                              --------     --------     --------
                                                              $632,017     $629,036     $534,736
                                                              --------     --------     --------

         (i) The interest was paid directly to the underlying financial institution from which the director borrowed the $300,000 to lend to the company (Note 8).

     b)  SHARE CAPITAL

         During 2000, the company granted a director 50,000 share purchase options with an exercise price of CDN $1.69 per share and an expiry date of 7 February 2005.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds

--------------------------------------------------------------------------------

13.  SALES AND OPERATING INCOME

     Details of sales and operating income generated from customers which individually account for approximately 10% or more of that year's consolidated sales and operating income are as follows:

                                                             2000          1999           1998
                                                         -----------    -----------   -----------
     Number of Large Customers                                    --              2              2
                                                         -----------    -----------    -----------
     Amount of Sales to Large Customers                  $        --    $ 3,620,295    $ 6,351,000
                                                         -----------    -----------    -----------
     Total Consolidated Sales and Operating Income       $20,195,209    $18,198,041    $20,320,155
                                                         -----------    -----------    -----------
     Total Percentage of Consolidated Sales and
         Operating Income Generated from Large
         Customers                                               0.0%          19.9%          31.3%
                                                         -----------    -----------    -----------

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

--------------------------------------------------------------------------------

14.  REVALUATION OF USED EQUIPMENT

     During the year ended 30 June 2000, management re-evaluated the carrying value of equipment taken as trade-ins on sales made prior to 1 July 1998. A write-down in the amount of $524,698 resulted as management determined to carry trade-in inventory at no value in inventory. A similar re-evaluation was conducted in fiscal 1999 and resulted in a write-down of $873,101 and $705,707 in 1998.

     The fiscal 2000 write-down completed the full write-down of the trade-in inventory to a nil balance at 30 June 2000 (Note 3).

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds

--------------------------------------------------------------------------------

15.  SEGMENT INFORMATION

     The company operated in only one industry segment in Canada and the United States as follows:

                                         Canada        United States    Elimination     Consolidation
                                       -----------     -------------    -----------     -------------
                                              2000             2000            2000             2000
                                       -----------      -----------     -----------      -----------
     Sales to customers                $ 1,584,899      $18,610,310     $        --      $20,195,209
     Sales between the segments            282,168          839,373      (1,121,541)              --
                                       -----------      -----------     -----------      -----------
     Total sales revenue               $ 1,867,067      $19,449,683     $(1,121,541)     $20,195,209
                                       -----------      -----------     -----------      -----------
     Operating profits                 $ 1,001,256      $ 8,898,805     $        --      $ 9,900,061
                                       -----------      -----------     -----------
     General corporate expenses                                                           (7,579,409)
     Interest                                                                               (543,535)
     Revaluation of used equipment                                                          (524,698)
     Income taxes                                                                                 --
     Future income taxes                                                                    (145,000)
                                                                                         -----------
     Net income (loss)                                                                   $ 1,107,419
                                       -----------      -----------     -----------      -----------
     Identifiable assets               $ 1,838,040      $20,681,031     $   (22,607)     $22,496,464
                                       -----------      -----------     -----------      -----------
     Capital expenditures              $    12,964      $   297,228     $        --      $   310,192
                                       -----------      -----------     -----------      -----------
     Amortization of capital
       assets                          $    18,279      $   354,201     $        --      $   372,480
                                       -----------      -----------     -----------      -----------

                                         Canada        United States    Elimination     Consolidation
                                       -----------     -------------    -----------     -------------
                                              1999             1999            1999             1999
                                       -----------      -----------     -----------      -----------
     Sales to customers                $   824,232      $17,373,809     $        --      $18,198,041
     Sales between the segments            957,198          550,677      (1,507,875)              --
                                       -----------      -----------     -----------      -----------
     Total sales revenue               $ 1,781,430      $17,924,486     $(1,507,875)     $18,198,041
                                       -----------      -----------     -----------      -----------
     Operating profits                 $ 1,266,249      $ 8,045,943     $        --      $ 9,312,192
                                       -----------      -----------     -----------
     General corporate expenses                                                           (7,374,234)
     Interest                                                                               (325,748)
     Revaluation of used equipment                                                          (873,101)
     Income taxes                                                                            (22,064)
     Future income taxes                                                                          --
                                                                                         -----------
     Net income (loss)                                                                   $   716,045
                                       -----------      -----------     -----------      -----------
     Identifiable assets               $   518,440      $21,290,568     $   (22,607)     $21,786,401
                                       -----------      -----------     -----------      -----------
     Capital expenditures              $    12,672      $    69,346     $        --      $    82,018
                                       -----------      -----------     -----------      -----------
     Amortization of capital
       assets                          $    19,912      $   368,488     $        --      $   388,400
                                       -----------      -----------     -----------      -----------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds


--------------------------------------------------------------------------------

16. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

     b)  DEFERRED COSTS

         Under accounting principles generally accepted in the United States, expenditures related to research and development projects are expensed in the period incurred. Under accounting principles generally accepted in Canada, research expenditures are expensed as incurred and development expenses, which meet certain prescribed criteria (Note 1k), may be deferred and amortized against future income.

     c)  FINANCIAL STATEMENT RECONCILIATION

                                                                      2000          1999           1998
                                                                  -----------    -----------   -----------
         i)   Deferred costs - Canadian basis                     $   587,852    $        --   $        --
              Less: Deferred costs expensed - current year          (587,852)             --            --
                                                                  -----------    -----------   -----------
              Deferred costs - U.S. basis                         $        --    $        --   $        --
                                                                  -----------    -----------   -----------
         ii)  Share capital - Canadian basis                      $10,217,262    $10,126,865   $10,125,867
              Add: Escrow share compensation expense
                - prior years                                       3,194,621      3,194,621     3,194,621
                                                                  -----------    -----------   -----------
              Share capital - U.S. basis                          $13,411,883    $13,321,486   $13,320,488
                                                                  -----------    -----------   -----------
         iii) Retained earnings - Canadian basis                  $ 2,463,157    $ 1,355,738   $   639,693
              Less: Deferred costs expensed - current year           (587,852)            --            --
              Less: Escrow share compensation expense
                 - prior years                                     (3,194,621)    (3,194,621)   (3,194,621)
                                                                  -----------    -----------   -----------
              Deficit - U.S. basis                                $(1,319,316)   $(1,838,883)  $(2,554,928)
                                                                  -----------    -----------   -----------
         iv)  Net income for the year - Canadian basis            $ 1,107,419    $   716,045   $ 4,037,546
              Less: Deferred costs expensed - current year           (587,852)            --            --
                                                                  -----------    -----------   -----------
              Net income for the year - U.S basis                 $   519,567    $   716,045   $ 4,037,546
                                                                  -----------    -----------   -----------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds

--------------------------------------------------------------------------------

16. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - CONTINUED

     c)  FINANCIAL STATEMENT RECONCILIATION - CONTINUED

         v)   U.S. GAAP consolidated statement of shareholders' equity

                                                                 Common Shares
                                                            Shares           Amount        Deficit           Total
                                                          ----------     -----------     -----------      -----------
         Balance - 30 June 1997 - U.S. basis              14,689,440     $12,568,818     $(6,592,474)     $ 5,976,344
            Issuance of share for name and
              operating assets of I-Mark Systems,
              Inc. ($0.55 per share)                       1,000,000         548,148              --          548,148
            Issuance of performance shares from
               escrow ($0.06 per share)                    2,738,000         155,562              --          155,562
            Issuance of shares on exercise of
               options ($0.87 per share)                      55,000          47,960              --           47,960
            Net income for the year                               --              --       4,037,546        4,037,546
                                                          ----------     -----------     -----------      -----------
         Balance - 30 June 1998 - U.S. basis              18,482,440      13,320,488      (2,554,928)      10,765,560
            Issuance of shares on exercise of
               options ($0.81 per share)                       1,232             998              --              998
            Net income for the year                               --              --         716,045          716,045
                                                          ----------     -----------     -----------      -----------
         Balance - 30 June 1999 - U.S. basis              18,483,672      13,321,486      (1,838,883)      11,482,603
            Issuance of shares on exercise of
               options ($0.90 per share)                     100,000          90,397              --           90,397
           Net income for the year                                --              --         519,567          519,567
                                                          ----------     -----------     -----------      -----------
         Balance - 30 June 2000 - U.S. basis              18,583,672     $13,411,883     $(1,319,316)     $12,092,567
                                                          ----------     -----------     -----------      -----------

   d)    EARNINGS PER SHARE - BASIC OR PRIMARY

         Under accounting principles generally accepted in the United States, stock options and stock warrants are treated as common stock equivalents in the determination of basic or primary earnings per share if they would have a dilutive effect. Stock options and stock warrants are not treated as common stock equivalents in the determination of basic or primary earnings per share in Canada.

         Reconciliation of Canadian to U.S. basis - Basic Earnings per Share


                                                                      2000           1999            1998
                                                                  -----------     -----------     -----------
         Weighted average number of common shares outstanding
             - Canadian basis                                      18,550,521      18,483,264      16,773,928
         Add:  Dilutive stock options and warrants                  1,466,667       1,640,435       1,436,667
                                                                  -----------     -----------     -----------
         Weighted average number of common shares outstanding
             - U.S. basis                                          20,017,188      20,123,699      18,210,595
                                                                  -----------     -----------     -----------
         Net income for the year - U.S. basis                     $   519,567     $   716,045     $ 4,037,546
                                                                  -----------     -----------     -----------
         Basic and fully diluted earnings per share
             - U.S. basis                                         $      0.03     $      0.04     $      0.22
                                                                  -----------     -----------     -----------
             - Canadian basis                                     $      0.06     $      0.04     $      0.24
                                                                  -----------     -----------     -----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2000 AND 1999

U.S. Funds

--------------------------------------------------------------------------------

17.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved. The company has not experienced any Year 2000 issues to date.

--------------------------------------------------------------------------------

18.  SUBSEQUENT EVENTS

     a) On 10 August 2000, the company entered into a letter of intent to acquire 100% of the issued and outstanding shares of Spectrum Print and Mail Services Ltd. The agreement, which is subject to regulatory approval, calls for consideration to be paid by the company of $1,600,000 cash and 1,600,001 shares of the company at a deemed price of CDN $2.09 per share. The cash consideration will be payable as to $600,000 on closing and the balance in three equal payments on the next three anniversary dates of the closing. The shares will be issued pursuant to Canadian and U.S. security regulations.

     b) On 28 August 2000, the company reached an agreement with a trade receivable customer under which the company will collect the amount in full as follows:

         -    a cash payment of $250,000 by 31 August 2000 (received);

         - the assignment of certain leases with a net present value of $650,000 (received); and

         - a corporate guarantee of the payment of $100,000 per month commencing 30 September 2000 until the account is paid in full, including interest at the company's borrowing rates.

         The company reinstated the customer as an authorized reseller of the company's products.

     c) Subsequent to year-end, the company granted a director 50,000 share purchase options with an exercise price of CDN $1.25 per share and an expiry date of 2 August 2005.

     d) Subsequent to year-end, a former director exercised 50,000 share purchase options for cash in the amount of CDN $62,500.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following persons are Directors of the Company and have also been nominated for election as Directors at the Company's 2000 annual general meeting of shareholders. Directors serve for a term of one year and until their successors are elected and qualified.


BRIAN W. COURTNEY has served as a Director of the Company since July 2000. Mr. Courtney is the Chairman and Chief Executive Officer of Patent Enforcement and Royalties Ltd., a company which makes investments in intellectual property with an emphasis on patents relating to computer applications, software and the Internet. Mr. Courtney, was the founding President of Oracle Canada from 1985 to 1991. Later he became Vice-President of Oracle Corporation (USA), responsible for Latin America, Canada and Mexico. During a 17-year period with Xerox, he held a number of senior positions including Manager of Major Accounts (Western Europe) and Manager of Marketing Planning (Canada). Mr. Courtney holds a Bachelor of Commerce Degree from the University of Manitoba.

P. NICHOLAS M. GLASS has served as a Director of the Company since 1997 and Chairman of the Board of the Company since 2000. Mr. Glass is a member of the British Columbia Bar, and of England and Wales, and currently practices in the field of labour relations as a mediator and arbitrator. He is a Director of Belvedere Resources, a Vancouver Stock Exchange listed company, which owns mineral rights in Finland. From 1992 to 1996, Mr. Glass was a Director of Tradepoint Investment Exchange, a public company traded on AIM in London and the Vancouver Stock Exchange that has started a new electronic stock exchange based in London. From 1972 to 1990, he was a civil trial lawyer with Swinton and Company in Vancouver, British Columbia. Mr. Glass holds a Master of Arts degree from Trinity College, Oxford University.

JOHN W. LARMER II has served as a Director of the Company since 1999. Mr. Larmer is President of Soza & Company, Ltd., an international finance and management information technology consulting company. His senior level consulting practice encompasses a wide range of technology areas and he has lectured on numerous topics, including the use of computers in management related to tax liabilities and national and local election systems. Mr. Larmer has served as President of the Washington Chapter of the Data Processing Management Association and as the Accounting Chairman for the International Business Exposition and Conference. Mr. Larmer holds an ABA degree in Accounting from Benjamin Franklin School of Accounting, George Washington University, Washington, D.C.

CLINTON H. RICKARDS was appointed a Director of the Company in 1991, and until 1995 served as the Company's President. From 1993 to present, Mr. Rickards has managed the Company's Marketing Division, Investor Relations. Involved in the computer industry since 1968, Mr. Rickards formed a private computer company in 1980 with several partners. In 1983, he bought out his partners and founded North American Professional Technologies ("NAPT"). NAPT began the development of ES-2000 in 1986 which subsequently became the Company's signature product.

ROBERT J. UROSEVICH was appointed President and Chief Operating Officer of the Company on July 31, 2000. From 1997 to 2000, he served as Global USA's Vice-President, Sales, Marketing and Business Development. Mr. Urosevich has over 24 years of experience in the election systems industry. His background with leading edge election products began in 1976 with the development of the first OMR-based centralized vote counting system utilizing standard test scoring equipment in the United States. In 1979, he founded American Information Systems
(AIS), which developed and marketed proprietary election counting systems to small and medium sized jurisdictions nationwide. Mr. Urosevich served as the President of AIS from 1979 through 1992 during which time AIS grew to be the largest processor of OMR ballots handling approximately 400 jurisdictions and 40 million documents per year. In 1995, he launched I-Mark Systems after designing a robust touch screen voting system anchored by smart card and biometric encryption authorization technology. The Company acquired I-Mark in 1997, at which time Mr. Urosevich joined the Company.

NAMED EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:

LARRY ENSMINGER

Mr. Ensminger has served with the Company for nine years. From 1991 to 1993 he was a sales representative, from 1993 to 1997 he was Manager, Sales and Operations, from 1997 to August 31, 2000 he was Vice-President of Operations, and from September 1, 2000 to present he serves as the Company's Vice-President, Business Development. Mr. Ensminger holds an Associate of Arts Degree (Education) from Dodge City Community College and Bachelor and Master of Science (Education) degrees from Kansas State College.

TALBOT R. IREDALE

Mr. Iredale has served as Vice President Research and Development of the Company since 1991. During that time Mr. Iredale has been instrumental in developing the companies products, including the Accu-Vote-OS (optical mark sense reader), the Accu-Votes-TS (touch screen voting system) and GEMS (Global Election Management System). From 1986 to 1991 Mr. Iredale was in charge of research and development for North American Professional Technologies. In this position Mr. Iredale managed the team who developed the original Accu-Vote-OS and VTS (Vote Tally System), which were the predecessors to Global Election Systems products. Mr. Iredale is a Registered Professional Engineer in the Province of British Columbia and holds a Bachelor of Applied Science Degree from the University of British Columbia.

MAURICE E. SOKULSKI

Mr. Sokulski was appointed Treasurer of the Company in 1994. He served as a Director of the Company from 1996 to 1997 and Controller from 1994 to 1996. From 1993 to 1994, he was Controller of Northcoast Building Products Ltd., a British Columbia, Canada, distributor of lumber products. In 1992, he was Controller for Adagio Enterprises Ltd, a British Columbia, Canada, clothing manufacturer and distributor. He is a Chartered Accountant and holds a Bachelor of Commerce degree from the University of Alberta.

No Director or Executive Officer of the Company is related to any other by blood or marriage.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the US Securities Exchange Act of 1934 (the "Act"), directors and officers of public companies are required to report to the Securities and Exchange Commission all personal transactions involving the Company's common shares. Based solely upon a review of Forms 3, 4 and 5 filed by Directors and officers of the Company during the 2000 fiscal year, to the best knowledge of the Company, all Forms required by Section 16(a) were timely filed with the exception of a Form 4 to be filed by Mr. Courtney.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

Set out below are particulars of compensation paid to the following persons (the "Named Executive Officers:

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

Based on the foregoing, during the fiscal year ended June 30, 2000, there were six Named Executive Officers of the Company, namely:

   Name                    Title
   ----                    -----
   Larry Ensminger         Vice-President, Business Development; Secretary of the Company

   Talbot R. Iredale       Vice-President, Research and Development

   Clinton H. Rickards     Director of Investor Relations;  Director of the Company

   Maurice E. Sokulski     Treasurer of the Company

   Robert J. Urosevich     Former Vice-President, Sales, Marketing and Business Development
                           of Global USA (1)

   Howard T. Van Pelt      Former President and Chief Executive Officer of the Company (2)


(1) Mr. Urosevich was appointed President and Chief Operating Officer of the Company on July 31, 2000.

(2)  Mr. Van Pelt resigned as a Director of the Company in August 2000.

The following table sets forth the compensation awarded, paid to or earned by the Company's Named Executive Officers during the fiscal years ended June 30, 2000, 1999 and 1998 and the six months and fiscal year ended June 30, 1997.


                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                             LONG TERM COMPENSATION
                       -------------------------------------------------   --------------------------------------
                                                                             AWARDS              PAYOUTS
                                                                           ----------    -------------------------
                                                                           SECURITIES    RESTRICTED
                                                                              UNDER       SHARES OR
                                                            OTHER ANNUAL     OPTIONS      RESTRICTED       LTIP      ALL OTHER
 NAME AND PRINCIPAL    YEAR      SALARY(5)      BONUS      COMPENSATION     GRANTED      SHARE UNITS     PAY-OUTS   COMPENSATION
      POSITION         ENDED        ($)          ($)            ($)            (#)           (#)           ($)          ($)
-------------------   ------    ----------   ----------     ------------    ----------    -----------     --------   ------------
HOWARD T. VAN PELT    2000(1)   US$180,000       NIL            NIL            NIL           NIL           NIL        US$1,388
Former President      1999(2)   US$180,000   US$ 22,143(5)      NIL            NIL           NIL           NIL        US$1,044
and CEO of the        1998(3)   US$177,500   US$126,015         NIL           50,000         NIL           NIL        US$1,607
Company               1997(4)   US$ 75,000   US$ 63,610         NIL            NIL           NIL           NIL          NIL
Former President of
Global USA(6)
-------------------   ------    ----------   ----------     ------------    ----------    -----------     --------    ------------
CLINTON H. RICKARDS   2000(1)    C$154,332(8)    NIL            NIL            NIL           NIL           NIL         C$1,407
Director              1999(2)    C$145,577    C$35,006          NIL            NIL           NIL           NIL         C$1,308
                      1998(3)    C$136,000    C$33,026          NIL           50,000         NIL           NIL          C$ 171
                      1997(4)    C$ 68,000    C$42,155          NIL            NIL           NIL           NIL          C$ 150
-------------------   ------    ----------   ----------     ------------    ----------    -----------     --------    ------------
ROBERT J. UROSEVICH   2000(1)   US$115,000    US$10,000         NIL            NIL           NIL           NIL          US$858
Former VP, Sales,     1999(2)   US$115,000       NIL            NIL            NIL           NIL           NIL          US$812
Marketing and         1998(3)   US$105,417    US$25,000         NIL          120,000         NIL           NIL           NIL
Business              1997(4)       N/A          N/A            NIL            N/A           NIL           NIL           N/A
Development
(Global USA)(7)
-------------------   ------    ----------   ----------     ------------    ----------    -----------     --------    ------------
MAURICE E. SOKULSKI   2000(1)    US$80,833    US$10,000         NIL            NIL           NIL           NIL          US$589
Treasurer             1999(2)    US$75,000       NIL            NIL            NIL           NIL           NIL          US$638
                      1998(3)    US$75,000    US$35,000         NIL          100,000         NIL           NIL           NIL
                      1997(4)    US$27,324       NIL            NIL            NIL           NIL           NIL           NIL
-------------------   ------    ----------   ----------     ------------    ----------    -----------     --------    ------------
TALBOT R. IREDALE     2000(1)    C$105,000     C$1,500          NIL            NIL           NIL           NIL         C$2,313
VP, Research and      1999(2)    C$ 96,667       N/A            N/A            N/A           N/A           N/A         C$1,875
Development           1998(3)       N/A          N/A            N/A            N/A           N/A           N/A           N/A
                      1997(4)       N/A          N/A            N/A            N/A           N/A           N/A           N/A
-------------------   ------    ----------   ----------     ------------    ----------    -----------     --------    ------------
LARRY ENSMINGER       2000(1)   US$107,083    US$10,000         NIL            NIL           NIL           NIL          US$733
VP, Business          1999(2)    US$95,500       NIL            NIL            NIL           NIL           NIL          US$789
Development           1998(3)    US$90,000    US$40,000         NIL           50,000         NIL           NIL          US$916
Secretary of the      1997(4)    US$45,000       NIL            NIL            NIL           NIL           NIL           NIL
Company
----------------------------------------------------------------------------------------------------------------------------------

     (1)  For the fiscal year ended June 30, 2000.

     (2)  For the fiscal year ended June 30, 1999.

     (3)  For the fiscal year ended June 30, 1998.

     (4)  For the six months and fiscal year ended at June 30, 1997.

     (5)  Refer to "Management Contracts" for further particulars.

     (6)  Mr. Van Pelt resigned as a Director of the Company in August 2000.

     (7) Subsequent to the fiscal year ended June 30, 2000, Mr. Urosevich was appointed President and Chief Operating Officer of the Company effective July 31, 2000.

     (8) This number includes C$12,381 paid to Mr. Rickards as a result of exchange rate fluctuations between United States and Canadian currency.

LONG TERM INCENTIVE PLAN AWARDS

Long term incentive plan awards ("LTIP") means "any plan providing compensation intended to serve as an incentive for performance to occur over a period longer than one financial year whether performance is measured by reference to financial performance of the Company or an affiliate, or the price of the Company's shares but does not include option or stock appreciation rights plans or plans for compensation through restricted shares or units". No LTIPs were granted to the Named Executive Officers or Directors during the fiscal year ended June 30, 2000.

STOCK APPRECIATION RIGHTS

Stock appreciation rights ("SAR's") means a right, granted by an issuer or any of its subsidiaries as compensation for services rendered or in connection with office or employment, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of the Company's shares. No SARs were granted to or exercised by the Named Executive Officers or Directors during the fiscal year ended June 30, 2000.

OPTION GRANTS DURING THE FISCAL YEAR ENDED JUNE 30, 2000

During the fiscal year ended June 30, 2000, stock options were granted to John
W. Larmer II, a Director of the Company, to purchase up to a total of 50,000 common shares at a price of C$1.69 per share, exercisable on or before February 7, 2005. No other stock options were granted to the Named Executive Officers or Directors during the fiscal year ended June 30, 2000. Subsequent to the fiscal year ended June 30, 2000, Bryan W. Courtney, a Director of the Company, was granted an option to purchase up to a total of 50,000 common shares at a price of C$1.25 per share exercisable on or before August 2, 2005.

AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED JUNE 30, 2000 AND FISCAL YEAR END OPTION VALUES

No stock options were exercised by the Named Executive Officers or Directors during the fiscal year ended June 30, 2000. Subsequent to the fiscal year ended June 30, 2000, Mr. Van Pelt, the Company's former President and Chief Executive Officer, exercised an option to purchase 50,000 shares at $1.25 per share.

OUTSTANDING OPTIONS

The total number of outstanding stock options to purchase common shares held by the Named Executive Officers, Directors who were not Named Executive Officers, and employees who were neither Directors nor Named Executive Officers of the Company as at June 30, 2000 (including all such officers, directors and employees of Global USA) is as follows:

                            NO. OF SHARES    NO. OF OPTIONS
      OPTIONEES             UNDER OPTION       EXERCISABLE     EXERCISE PRICE       EXPIRY DATES
------------------------    -------------    --------------    --------------    -----------------
NAMED EXECUTIVE OFFICERS       370,000           370,000           C$1.25        August 22, 2002
                               100,000            50,000           C$1.49        December 17, 2002
DIRECTORS                                         50,000           C$1.69        February 7, 2005
EMPLOYEES                      830,000           830,000          205,000 @      October 15, 2001
                                                                   C$2.05
                                                                  625,000 @      August 22, 2002
                                                                   C$1.25
TOTAL                        1,300,000         1,300,000

Subsequent to the fiscal year ended June 30, 2000, Bryan W. Courtney, a Director of the Company, was granted an option to purchase up to a total of 50,000 common shares at a price of C$1.25 per share exercisable on or before August 2, 2005.

The following table provides the details of stock options exercised during the fiscal year ended June 30, 2000, and the fiscal year end stock option values for the Named Executive officers:

                                                                 NUMBER OF SHARES
                                                                    UNDERLYING        VALUE OF UNEXERCISED
                                                                UNEXERCISED OPTIONS,  IN-THE-MONEY OPTIONS,
                                                                 ALL OF WHICH WERE     ALL OF WHICH WERE
                        SHARES ACQUIRED                           EXERCISABLE, AT       EXERCISABLE, AT
    OPTIONEES            ON EXERCISE         VALUE REALIZED        JUNE 30, 2000         JUNE 30, 2000
-------------------     ---------------      --------------     -------------------   ---------------------
HOWARD T. VAN PELT             Nil(1)              N/A                 50,000           Not in the Money
CLINTON H. RICKARDS            Nil                 N/A                 50,000           Not in the Money
LARRY ENSMINGER                Nil                 N/A                 50,000           Not in the Money
MAURICE E. SOKULSKI            Nil                 N/A                100,000           Not in the Money
TALBOT R. IREDALE              N/A                 N/A                    N/A                        N/A
ROBERT J. UROSEVICH            Nil                 N/A                120,000           Not in the Money

(1) Subsequent to the fiscal year ended June 30, 2000, Mr. Van Pelt exercised his stock option to purchase a total of 50,000 shares in the capital of the Company at a price of C$1.25 per share.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

The Company has no Defined Benefit or Actuarial Plan benefits payable upon retirement of the Named Executive Officers.

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS

No employment contracts exist between the Company and the Named Executive Officers, other than set out below under the heading entitled "Management Contracts".

COMPENSATION OF DIRECTORS

No cash compensation was paid to any Director of the Company for the Director's services as a Director during the fiscal year ended June 30, 2000 other than to David H. Brown, the former Chairman of the Company (C$46,667), George Cobbe, a former director of the Company (US$5,000) P. Nicholas M. Glass (US$12,500) and John W. Larmer II (US$7,500). These amounts included Directors' fees for the fiscal year ended June 30, 2000. The Company has no standard arrangement pursuant to which the Directors are compensated by the Company for the services in their capacity as Directors except for the granting from time to time of incentive stock options in accordance with the policies of The Toronto Stock Exchange. The Company reimburses Directors for expenses they incur to attend board meetings.

COMPOSITION OF THE COMPENSATION COMMITTEE

The Company's Compensation Committee consists of P. Nicholas M. Glass, Robert J. Urosevich and Brian W. Courtney. However, compensation matters may also be reviewed and approved by the entire Board of Directors.

EMPLOYMENT AGREEMENTS

HOWARD T. VAN PELT

Pursuant to an Employment Agreement dated August 1, 1997, Global USA employed Howard T. Van Pelt as its President at an annual salary of US$180,000 plus an annual bonus of 3% of the consolidated pre-tax earnings to a maximum of US$200,000 per year. The agreement, which was for a term of three years, expired July 31, 2000 and was not renewed. Subsequent to the fiscal year ended June 30, 2000, Mr. Van Pelt resigned as a Director of the Company, and received a severance package of US$169,937.

ROBERT J. UROSEVICH

Pursuant to an Employment Agreement dated August 1, 1997, Global USA employed Mr. Urosevich as Vice-President, Sales, Marketing and Business Development at an annual salary of US$115,000, as adjusted from time to time. The agreement, which was for a term of three years, expired July 31, 2000.

Mr. Urosevich was appointed President and Chief Operating Officer of the Company on July 31, 2000. On August 1, 2000 he entered into an Employment Agreement with Global USA pursuant to which he will receive an annual salary of US$150,000 plus an annual bonus of 3% of the consolidated pre-tax earnings to a maximum of US$200,000 per year. The agreement, which is for a term of two years, will expire July 31, 2002.

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

The following table sets forth, as of August 31, 2000, the beneficial ownership of common shares by each person who is known by the Company to beneficially own more than 5% of outstanding common shares in the capital of the Company:

                                    AMOUNT AND NATURE OF
          NAME AND ADDRESS OF       BENEFICIAL OWNERSHIP     PERCENT OF CLASS
          BENEFICIAL OWNER                (1)(2)(3)          BENEFICIALLY OWNED
          ---------------------------------------------------------------------
          DAVID H. BROWN                  1,310,067                7.1%
          Toronto, Ontario

          CLINTON H. RICKARDS             1,023,419(4)             5.5%
          Surrey, British Columbia

          HOWARD T. VAN PELT                968,000                5.2%
          McKinney, Texas
          ---------------------------------------------------------------------

(1) Not being within the knowledge of the Company, the ownership information disclosed above has been furnished by the respective directors individually.

(2) To the Company's knowledge, except where otherwise noted, each person listed above has sole voting power of his shares.

(3) Free trading shares, except as to option shares. See footnote (4) below as to number of stock option shares included in the table.

(4) Includes, as to the named person, the number of shares underlying exercisable stock options:Rickards - 50,000 option shares exercisable at C$1.25 per share.

The following table sets forth, as at August 31, 2000, the beneficial ownership of common shares held by each director and nominee for director of the Company, each Named Executive Officer, and by all directors and officers as a group:

                                    AMOUNT AND NATURE OF
          NAME AND ADDRESS OF       BENEFICIAL OWNERSHIP     PERCENT OF CLASS
          BENEFICIAL OWNER              (1)(2)(3)(6)         BENEFICIALLY OWNED
          ---------------------------------------------------------------------
          BRIAN W. COURTNEY                  50,000(4)             0.3%
          Director and Nominee

          P. NICHOLAS M. GLASS               50,000(4)             0.3%
          Director and Nominee

          JOHN W. LARMER II                  50,100(4)             0.3%
          Director and Nominee

          CLINTON H. RICKARDS(5)          1,023,419(4)             5.5%
          Director, Named Executive
          Officer and Nominee

          ROBERT J. UROSEVICH(5)            166,023(4)             0.9%
          Director, Named Executive
          Officer and Nominee

          LARRY ENSMINGER(5)                402,835(4)             2.1%
          Named Executive Officer

          TALBOT R. IREDALE(5)               24,900                0.1%
          Named Executive Officer

          MAURICE E. SOKULSKI(5)            276,700(4)             1.5%
          Named Executive Officer

          DIRECTORS AND OFFICERS          2,043,977               11.0%
          AS A GROUP
          ---------------------------------------------------------------------

(1) Not being within the knowledge of the Company, the ownership information disclosed above has been furnished by the respective directors individually.

(2) A person is deemed, under United States securities law, to be the owner of securities that can be acquired by that person within 60 days of the date of the table upon exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by that person and that are exercisable within 60 days of the date of this table have been exercised. The information as to the shares beneficially owned or over which a director exercises control or direction been furnished by the respective Directors individually and is for the month ended June 30, 2000.

(3) To the Company's knowledge, except where otherwise noted, each person has sole voting and investment power as to the shares.

(4) Includes, as to the person listed, stock options to purchase shares in the capital of the Company as follows:
     Courtney - 50,000 option shares exercisable at C$1.25 per share;
     Glass - 50,000 option shares exercisable at C$1.49 per share;
     Larmer - 50,000 option shares exercisable at C$1.69 per share;
     Rickards - 50,000 option shares exercisable at C$1.25 per share;
     Urosevich - 120,000 option shares exercisable at C$1.25 per share); Ensminger - 50,000 option shares exercisable at C$1.25 per share; and Sokulski - 100,000 option shares exercisable at C$1.25 per share.

(5)  Named Executive Officer.

(6) Free trading shares under Canadian law, except for the stock option shares which are subject to US Rule 144. See footnote (4) above as to the number of stock option shares included in the table.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the employment arrangements discussed under Item 10. Executive Compensation, the Company employs Clinton Rickards, its Director of Investor Relations at a salary of C$147,500 per year. Until the beginning of the current fiscal year, the Company paid Mr. Rickards a salary of C$141,951 per year. The Company employs its President, Mr. Urosevich at a salary of $150,000. Until the beginning of the current fiscal year, the Company paid Mr. Urosevich at a salary of $115,000. The Company employs its Vice President Sales & Marketing, Mr. Herron at a salary of $120,000 per year. The Company employs its Vice President Operations, Mr. Dix at a salary of $115,000 per year. The Company employs its Vice President Business Development, Mr. Ensminger at a salary of $115,000 per year. Until the beginning of the current fiscal year, the Company paid Mr.Ensminger a salary of $107,083 per year. The Company employs its Treasurer, Maurice E. Sokulski, at a salary of $100,000 per year; for the previous fiscal year, the Company paid Mr. Sokulski a salary in the amount of $80,833. The Company employs Talbot Iredale, its Vice President of Research and Development at a salary of C$120,000 per year. Until the beginning of the current fiscal year, the Company paid Mr. Iredale at a salary of C$105,000 per year.

In May 1999, Mr. Van Pelt loaned the Company US$300,000 on an unsecured short-term promissory note bearing interest at a rate of 10% per annum. This loan was repaid in full by the Company in August 1999.

With respect to transactions that were entered into before June 30, 1997, the following information is provided as a matter of interest. By an agreement dated November 22, 1991, the Company reserved for issuance 4,150,000 treasury shares for issuance as restricted "performance shares". These shares were to be issued upon payment of C$0.08 per share, and, upon issuance, were to be held in escrow and released to specified employees on the basis of "cumulative cash flow". Two of the original allotees ceased to be employees of the Company and, therefore, were no longer eligible for restricted performance shares. Their 270,000 share allotment was canceled, leaving a balance of 3,880,000 reserved for issuance. During 1996, the Directors resolved to cancel 1,142,000 of the allotted but unissued restricted performance shares and to extend the earn-out period on the remaining 2,738,000 restricted performance shares from January 17, 1997 to January 17, 2000. The Directors' resolution was subsequently approved by shareholders and regulatory authorities. On December 6, 1996, the Company entered into an Amended and Restated Performance Shares Allotment Agreement with respect to the remaining shares which extended the earn-out time from January 17, 1997 to January 17, 2000, but retained the earn-out requirements of the earlier agreement. Those requirements provided that performance shares would have to be earned out on the basis of one performance share for every C$0.7975 cumulative cash flow. The following Directors and Officers were awarded the following rights to acquire restricted performance shares, subject to the escrow terms: Howard Van Pelt, 2,187,581 (of which 1,305,492 were intended for other employees); David H. Brown, 88,208; and Clinton H. Rickards, 282,267. In January 1998, the restrictions on the performance shares lapsed and they were earned, purchased and released from escrow. Of Mr. Van Pelt's allotment, as intended, 1,305,492 were issued to other employees, leaving him a balance of 882,089 shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     A.       EXHIBITS                                                       PAGE
     03.1     Memorandum and Articles of Incorporation, as amended.*         previously
                                                                             filed

     04.1     Parts 7, 10, 12, and 27 of the Memorandum and Articles of      previously
              Incorporation, as amended, set forth in Exhibit 3.1**          filed

     10.1     Property lease dated August 6, 1999 between David Wood         previously
              and the Company.                                               filed

     10.2     Property lease dated December 8, 1999 between Jersey           previously
              Investments, Inc. and the Company.                             filed

     10.3     Change in terms agreement for loan dated May 22, 2000          filed
              between compass Bank and the Company.                          herewith
                                                                             electronically

     10.4     Change in terms agreement for loan dated May 27, 2000          filed
              between Compass Bank and the Company.                          herewith
                                                                             electronically

     10.5     Loan agreement dated July 19, 2000 between Hibernia            filed
              National Bank and the Company                                  herewith
                                                                             electronically

              Schedule 1.  Commercial guarantee.                             filed
                                                                             herewith
                                                                             electronically

              Schedule 2.  Commercial security agreement.                    filed
                                                                             herewith
                                                                             electronically

     11.1     Computation of per-share income Treasury Stock Method          filed
              of the Company.                                                herewith
                                                                             electronically

     27       Financial Data Schedule                                        filed
                                                                             herewith
                                                                             electronically


* Incorporated by reference to Exhibit 2(1) to the Company's Form 10-SB filed July 31, 1998.

** Incorporated by reference to Exhibit 3(1) to the Company's Form 10-SB filed July 31, 1998.

     B.   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of Fiscal 2000.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

Dated:  September 28, 2000


                      GLOBAL ELECTION SYSTEMS INC.

                      By: /s/ Robert J. Urosevich
                      ----------------------------------------------------------
                      Robert J. Urosevich, President and Chief Operating Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
     03.1     Memorandum and Articles of Incorporation, as amended.*

     04.1     Parts 7, 10, 12, and 27 of the Memorandum and Articles of
              Incorporation, as amended, set forth in Exhibit 3.1**

     10.1 Property lease dated August 6, 1999 between David Wood and the Company.

     10.2     Property lease dated December 8, 1999 between Jersey
              Investments, Inc. and the Company.

     10.3 Change in terms agreement for loan dated May 22, 2000 between compass Bank and the Company.

     10.4 Change in terms agreement for loan dated May 27, 2000 between Compass Bank and the Company.

     10.5     Loan agreement dated July 19, 2000 between Hibernia
              National Bank and the Company

              Schedule 1.  Commercial guarantee.

              Schedule 2.  Commercial security agreement.

     11.1 Computation of per-share income Treasury Stock Method of the Company.

     27       Financial Data Schedule


* Incorporated by reference to Exhibit 2(1) to the Company's Form 10-SB filed July 31, 1998.

** Incorporated by reference to Exhibit 3(1) to the Company's Form 10-SB filed July 31, 1998.