Form 10QSB
period 2000-09-30
GLOBAL ELECTION SYSTEMS INC
filed 2000-11-20
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2000, the issuer had 20,233,673 shares of its common stock outstanding.

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

         Item 5.           Other Information.

         Item 6.           Exhibits and Reports on Form 8-K.

Part 1.           FINANCIAL INFORMATION

         Item 1:           FINANCIAL STATEMENTS


REVIEW ENGAGEMENT REPORT

--------------------------------------------------------------------------------

TO THE SHAREHOLDERS OF GLOBAL ELECTION SYSTEMS INC.:

We have reviewed the interim consolidated balance sheet of Global Election Systems Inc. as at 30 September 2000 and the interim consolidated statements of changes in shareholders' equity, income (loss) and cash flows for the three months then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these interim consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these interim consolidated financial statements are not, in all material respects, in accordance with generally accepted accounting principles.

The comparative figures were compiled by management and have not been reviewed.


                                               "STALEY, OKADA, CHANDLER & SCOTT"


Burnaby, B.C.                                    STALEY, OKADA, CHANDLER & SCOTT
16 November 2000                                           CHARTERED ACCOUNTANTS

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.                                         Statement 1

INTERIM CONSOLIDATED BALANCE SHEET
AS AT 30 SEPTEMBER
U.S. Funds
Prepared Without Audit

ASSETS                                                                            2000             1999
------                                                                        ------------     ------------
CURRENT
   Cash and short term deposits                                               $  2,371,598     $  1,302,874
   Accounts receivable                                                           4,008,737        4,348,245
   Contracts receivable                                                          3,505,332        8,456,653
   Work-in-progress                                                              1,282,874        2,518,358
   Deposits and prepaid expenses                                                   368,812          210,455
   Future income taxes (Note 12b)                                                  127,000               --
   Inventory (Note 4)                                                            5,427,414        5,040,600
   Current portion of agreements receivable                                        173,494          289,275
                                                                              ------------     ------------
                                                                                17,265,261       22,166,460
AGREEMENTS RECEIVABLE (Note 5)                                                     545,876           64,396
DEFERRED COSTS (Note 6)                                                            707,868               --
CAPITAL ASSETS (Note 7)                                                          2,846,571          331,335
OTHER ASSETS (Note 8)                                                            2,580,330          719,625
                                                                              ------------     ------------
                                                                              $ 23,945,906     $ 23,281,816
                                                                              ============     ============

LIABILITIES
-----------
CURRENT
   Accounts payable and accrued liabilities                                   $  3,697,387     $  3,814,795
   Deferred revenue                                                                289,845          685,358
   Current portion of loans payable                                              4,245,110        5,816,674
   Current portion of capital lease obligations                                    533,669               --
                                                                              ------------     ------------
                                                                                 8,766,011       10,316,827
LOANS PAYABLE (Note 9)                                                             507,461          814,569
CAPITAL LEASE OBLIGATIONS (Note 10)                                              1,346,076               --
                                                                              ------------     ------------
                                                                                10,619,548       11,131,396
                                                                              ------------     ------------
COMMITMENTS (Note 13)

SHAREHOLDERS' EQUITY
--------------------
SHARE CAPITAL (Note 11)
   Authorized:
     100,000,000 common voting shares, without par value
      20,000,000 convertible voting preferred shares, without par value
   Issued and fully paid:
      20,233,673  (18,483,673) common shares                                    11,340,370       10,126,865
RETAINED EARNINGS - Statement 2                                                  1,985,988        2,023,555
                                                                              ------------     ------------
                                                                                13,326,358       12,150,420
                                                                              ------------     ------------
                                                                              $ 23,945,906     $ 23,281,816
                                                                              ============     ============


ON BEHALF OF THE BOARD:

"Signed:  Robert J. Urosevich", Director

"Signed:  Clint Rickards", Director


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 2

INTERIM CONSOLIDATED STATEMENT OF
     CHANGES IN SHAREHOLDERS' EQUITY
U.S. Funds
Prepared Without Audit

                                                                    Common Shares               Retained
                                                               Shares           Amount          Earnings           Total
                                                            ------------     ------------     ------------      ------------
Balance - 30 June 1999                                        18,483,673     $ 10,126,865     $  1,355,738      $ 11,482,603
  Net income (loss) for the period                                    --               --          667,817           667,817
                                                            ------------     ------------     ------------      ------------
Balance - 30 September 1999                                   18,483,673     $ 10,126,865     $  2,023,555      $ 12,150,420
                                                            ============     ============     ============      ============

Balance - 30 June 2000                                        18,583,673     $ 10,217,262     $  2,463,157      $ 12,680,419
  Issuance of shares on exercise of options ($0.84
    per share)                                                    50,000           42,174               --            42,174
  Issuance of shares on acquisition of subsidiary
    ($0.68 per share)                                          1,600,000        1,080,934               --         1,080,934
  Net income (loss) for the period                                    --               --         (477,169)         (477,169)
                                                            ------------     ------------     ------------      ------------
Balance - 30 September 2000                                   20,233,673     $ 11,340,370     $  1,985,988      $ 13,326,358
                                                            ============     ============     ============      ============


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 3

INTERIM CONSOLIDATED STATEMENT OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED 30 SEPTEMBER
U.S. Funds
Prepared Without Audit

                                                                2000              1999
                                                            ------------      ------------
REVENUE
   Sales and operating income                               $  3,479,245      $  6,250,680
   Other income                                                   11,890             4,653
                                                            ------------      ------------
                                                               3,491,135         6,255,333
                                                            ------------      ------------
COSTS AND EXPENSES
   Cost of sales and operating expenses                        1,780,903         3,359,190
   Selling, administrative and general expenses                1,902,620         1,681,019
   Research and development expenses                             139,270           140,718
   Interest                                                      194,776           146,798
   Amortization                                                  217,214           108,221
                                                            ------------      ------------
                                                               4,234,783         5,435,946
                                                            ------------      ------------

INCOME (LOSS) BEFORE THE UNDERNOTED                             (743,648)          819,387
    Revaluation of used equipment                                     --          (131,175)
                                                            ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                               (743,648)          688,212
    Provision for income taxes (Note 12a)                         (5,521)          (20,395)
    Recovery of future income taxes (Note12b)                    272,000                --
                                                            ------------      ------------
NET INCOME (LOSS) FOR THE PERIOD                            $   (477,169)     $    667,817
                                                            ============      ============


EARNINGS (LOSS) PER SHARE - U.S. FUNDS
   Basic                                                    $      (0.02)     $       0.04
   Fully diluted                                                   $ N/A      $       0.03
                                                            ============      ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          19,731,892        18,483,672
                                                            ============      ============


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 4

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED 30 SEPTEMBER
U.S. Funds
Prepared Without Audit

                                                                   2000              1999
                                                               ------------      ------------
OPERATING ACTIVITIES
   Net income (loss) for the period                            $   (477,169)     $    667,817
   Items not affecting cash
     Amortization                                                   217,214           108,221
     Revaluation of used equipment                                       --           131,175
     Recovery of future income taxes                               (272,000)               --
     Amortization of deferred costs                                  40,028                --
                                                               ------------      ------------
                                                                   (491,927)          907,213
    Changes in non-cash working capital
     Accounts receivable                                          1,545,311            (6,842)
     Contracts receivable                                         3,007,217         1,108,025
     Work-in-progress                                              (460,663)       (1,801,314)
     Deposits and prepaid expenses                                  (82,564)           80,843
     Inventory                                                      (75,198)         (564,852)
     Accounts payable and accrued liabilities                      (256,593)        1,527,328
     Deferred revenue                                               (58,847)         (342,360)
                                                               ------------      ------------
                                                                  3,126,736           908,041
                                                               ------------      ------------
INVESTING ACTIVITIES
   Goodwill                                                         (65,066)               --
   Deferred costs                                                  (361,134)               --
   Capital assets acquired                                       (2,408,072)           (6,850)
   Agreements receivable                                            125,314           137,833
                                                               ------------      ------------
                                                                 (2,708,958)          130,983
                                                               ------------      ------------
FINANCING ACTIVITIES
   Loans payable                                                 (1,414,712)         (357,370)
   Capital lease obligations                                      1,879,745                --
   Common shares issued                                              42,174                --
                                                               ------------      ------------
                                                                    507,207          (357,370)
                                                               ------------      ------------

NET INCREASE IN CASH                                                924,985           681,654
   Cash position - Beginning of period                            1,446,613           621,220
                                                               ------------      ------------
CASH POSITION - END OF PERIOD                                  $  2,371,598      $  1,302,874
                                                               ============      ============


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of shares for subsidiary                           $  1,080,934      $         --
   Issuance of note payable for subsidiary                     $  1,000,000                --
   Goodwill acquired for shares and note                       $ (2,080,934)               --
   Exchange of trade receivable for agreement receivable       $    650,000      $         --


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     These interim consolidated financial statements have been prepared using generally accepted accounting principles of Canada as follows:

     a)   NATURE OF OPERATIONS

          The company markets a complete electronic voting system which includes vote tally and voter registration software. The company also participates in the ballot printing, absentee voter and remote voting sectors of the election industry.

     b)   CONSOLIDATION

          These interim consolidated financial statements include the accounts of the company, its wholly-owned subsidiary, Global Election Systems, Inc., a company incorporated in Delaware and operating in Texas, U.S.A. and its wholly-owned subsidiaries. The purchase method of accounting has been applied to this acquisition.

          On 23 March 2000, the company's wholly-owned U.S. subsidiary incorporated a wholly-owned subsidiary, Global Systems Caribbean, Inc., a company incorporated in Puerto Rico. The new subsidiary remains inactive to date and is accounted under the purchase method of accounting.

          On 26 April 2000, the company's wholly-owned U.S. subsidiary incorporated a wholly-owned subsidiary, integrivote.com., Ltd., a company incorporated in Nevada, U.S.A. The new subsidiary remains inactive to date and is accounted under the purchase method of accounting.

          Effective as of 10 August 2000, the company's wholly-owned U.S. subsidiary acquired a wholly-owned subsidiary, Spectrum Print & Mail Services, Ltd. ("Spectrum"), a company incorporated in Delaware and operating in Washington, U.S.A., California, U.S.A. and British Columbia, Canada. The acquisition is accounted under the purchase method of accounting.

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

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

     i)   WORK-IN-PROGRESS

          Amounts related to revenues recognized in the fiscal period which remain unbilled to the customer at the end of the fiscal period are presented as work-in-progress in these interim consolidated financial statements.

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

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

     m)   EARNINGS (LOSS) PER SHARE

          Basic earnings (loss) per share computations are based on the weighted average number of shares outstanding during the period. Fully diluted earnings per share are based on the actual number of shares outstanding at the end of the period plus performance shares, and share purchase options and warrants as if they had been issued as at the beginning of the period. A fully diluted loss per share computation is not presented because the effect of share purchase options and warrants is anti-dilutive.

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

     o)   FUTURE INCOME TAXES

          The company has adopted the asset and liability method of accounting for income taxes as prescribed by the CICA Handbook, which applies current income tax rates in the determination of future income taxes.

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

     p)   COMPARATIVE FIGURES

          Certain of the comparative figures have been reclassified to conform with the current period presentation. The comparative figures were compiled by management and were not subject to independent review.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

2.   ACQUISITION OF SUBSIDIARY

     By a share purchase agreement effective as of 10 August 2000, the company's wholly-owned U.S. subsidiary agreed to purchase 100% of the issued and outstanding shares of Spectrum. Spectrum is involved in the ballot printing, absentee voting processing and remote voting sectors of the election industry as well as certain other commercial printing applications. The company received regulatory approval for the acquisition on 28 August 2000 and the company's statement of income (loss) includes the results of operations of Spectrum from 11 August 2000.

     The consideration for the acquisition was as follows:

     i)   Issuance of 1,600,000 common shares of the company (Note 11c);

     ii)  Cash payment of $600,000 on 29 September 2000 (paid);

     iii) Cash payment of $333,334 on 29 September 2001;

     iv)  Cash payment of $333,333 on 29 September 2002;

     v)   Cash payment of $333,333 on 29 September 2003.

     A summary, as at 10 August 2000, of the consideration paid or accrued and the net identifiable assets of Spectrum is as follows:

     Consideration Paid or Accrued

     Fair market value of 1,600,000 common shares issued                               (i)      $  1,080,934
     Cash consideration paid                                                                         600,000
     Cash consideration payable (Note 9b)                                                          1,000,000
     Deferred interest portion related to discounted cash consideration payable (Note 9b)           (219,583)
                                                                                                ------------
     Total consideration paid or accrued                                                        $  2,461,351
                                                                                                ------------

     Net Identifiable Assets Acquired

     Cash                                                                                       $     18,837
     Other current assets                                                                             36,984
     Capital assets                                                                                2,030,676
     Goodwill                                                                                      2,146,000
     Bank loan                                                                                       (46,952)
     Other current liabilities                                                                       (59,686)
     Capital lease obligation                                                                     (1,664,508)
                                                                                                ------------
                                                                                                $  2,461,351
                                                                                                ------------

     (i) The share consideration has a deemed value of CDN $2.09 per the agreement and per acceptance by the regulatory authorities. Management has discounted this value to CDN $1.00 per share to recognize the estimated fair value of the common shares at 10 August 2000.

     The company has agreed to use its best efforts to obtain a release of the vendor's personal liability under certain guarantees of the obligations of Spectrum (Notes 9 and 10). The company has agreed to indemnify and save harmless the vendor from any claims pursuant to these guarantees.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and short term deposits, accounts receivable, contracts receivable, work-in-progress, deposits, agreements receivable, accounts payable and accrued liabilities, loans payable and capital lease obligations approximates their fair value due to their short term maturity or capacity of prompt liquidation.

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

     Included in the 30 September 2000 current accounts receivable of $4,008,737, are three authorized resellers which together account for $1,975,164 or 49.3% of this balance. To 16 November 2000, the company has collected $239,128 from these customers and the balance is due on specific terms.

     Included in the 30 September 2000 current contracts receivable of $3,505,332 is one election customer which accounts for $1,321,494 or 37.7% of this balance. To 16 November 2000, the company has collected $NIL from this customer and the balance is due at specific dates within one year from 30 September 2000.

--------------------------------------------------------------------------------

4.   INVENTORY

     Details are as follows:

                                                          2000           1999
                                                       ----------     ----------
     Supplies and parts                                $3,605,042     $3,599,569
     Finished goods                                     1,822,372      1,047,507
     Trade-in goods                                            --        393,524
                                                       ----------     ----------
                                                       $5,427,414     $5,040,600
                                                       ----------     ----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

5.   AGREEMENTS RECEIVABLE

     a)   Details of agreements receivable from customers are as follows:

                                                                                    2000            1999
                                                                                 ----------      ----------
     Assignment receivable (Note 5b)                                                650,000              --

     Sales agreement receivable with interest at 5% per annum
          commencing 15 December 1995, repayable in 60 equal
          monthly payments of $16,324 including principal and
          interest, secured by the underlying products and
          supplies                                                               $   32,444      $  221,545

     Sales agreement receivable with interest at 5.4% per annum commencing 15 July 1998, repayable at $22,738 per annum
          for principal and interest on 15 July 1998 to 15 July
          2001, secured by the underlying goods                                      36,926          53,001

     Sales agreement receivable, non-interest bearing, repayable
          at $60,000 in July 1999 and the balance in July 2000                           --          56,399

     Sales agreement receivable with interest at 4.4% per annum commencing 27 January 1998, repayable at $22,455 of
          principal and interest by 1 July 1998, $21,759 of
          principal and interest by 1 July 1999 and the balance
          by 1 July 2000                                                                 --          22,726
                                                                                 ----------      ----------
                                                                                    719,370         353,671
     Less:  Current portion                                                        (173,494)       (289,275)
                                                                                 ----------      ----------
                                                                                 $  545,876      $   64,396
                                                                                 ----------      ----------

     Scheduled principal repayments on the sales agreements receivable are as follows:

     2001                                                                                        $  173,494
     2002                                                                                           100,161
     2003                                                                                            74,285
     2004                                                                                            74,285
     2005                                                                                            74,285
     2006 and subsequent                                                                            222,860
                                                                                                 ----------
                                                                                                 $  719,370
                                                                                                 ----------

     b) By a letter agreement dated 28 August 2000, the company accepted the future gross proceeds of two Election Services Agreements as payment for $650,000 of trade receivable owing from the customer. These assigned agreements have an estimated future gross proceeds of approximately $1,200,000 during their eight year terms to August 2007, representing an implicit interest rate of approximately 18% per annum.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

6.   DEFERRED COSTS

     Details are as follows:

                                                                                     2000             1999
                                                             Accumulated         NET BOOK         Net Book
                                                  Costs     Amortization            VALUE            Value
                                           ------------     ------------     ------------     ------------
     Deferred development costs            $    801,386     $     93,518     $    707,868     $         --
                                           ------------     ------------     ------------     ------------

--------------------------------------------------------------------------------

7.   CAPITAL ASSETS

     Details are as follows:

                                                                                     2000             1999
                                                             Accumulated         NET BOOK         Net Book
                                                  Costs     Amortization            VALUE            Value
                                           ------------     ------------     ------------     ------------
     Demonstration and computer
         equipment                         $    927,062     $    472,259     $    454,803     $    198,738
     Manufacturing equipment                  2,421,645          124,500        2,297,145           20,630
     Furniture and equipment                    269,240          183,506           85,734           99,062
     Leasehold improvements                      39,983           31,094            8,889           12,905
                                           ------------     ------------     ------------     ------------
                                           $  3,657,930     $    811,359     $  2,846,571     $    331,335
                                           ------------     ------------     ------------     ------------

--------------------------------------------------------------------------------

8.   OTHER ASSETS

     Details are as follows:

                                                                                     2000             1999
                                                             Accumulated         NET BOOK         Net Book
                                                  Costs     Amortization            VALUE            Value
                                           ------------     ------------     ------------     ------------
     Patents                               $    165,000     $    144,375     $     20,625     $     37,125
     Goodwill                                 3,446,960          887,255        2,559,705          682,500
                                           ------------     ------------     ------------     ------------
                                           $  3,611,960     $  1,031,630     $  2,580,330     $    719,625
                                           ------------     ------------     ------------     ------------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

9.   LOANS PAYABLE

     a)   Details are as follows:

                                                                                    2000              1999
                                                                                ------------      ------------

     Revolving line of credit, bearing interest at The Wall
          Street Journal prime rate, interest payments due
          quarterly, balance due in full by 18 July 2001,
          $5,000,000 limit, secured by a commercial security
          agreement covering all assets of the company                          $  3,000,000      $  3,600,000

     Line of credit, bearing interest at bank prime plus 1% per annum (interest rate floor of 10%), interest payments
          due quarterly, due in full by 22 November 2000, secured
          by a contract receivable with a balance receivable of
          $1,321,494 as at 30 September 2000                                         904,950         1,508,500

     Line of credit, bearing interest at bank prime rate plus 4%, interest payments due monthly plus a 1.25% payment on
          the outstanding principal balance with a minimum
          monthly principal payment of $250, secured by a
          commercial security agreement covering all assets of
          Spectrum and an unlimited guarantee from the former
          shareholder of Spectrum                                                     48,711                --

     Loan payable, non-interest bearing, payments due $333,334 by
          29 September 2001, $333,333 by 29 September 2002 and
          $333,333 by 29 September 2003, unsecured (Note 9b)                         798,910                --

     Line of credit, bearing interest at bank prime plus 1% per annum (interest rate floor of 9%), interest payments
          due quarterly                                                                   --           250,113

     Line of credit, bearing interest at bank prime plus 1% per annum (interest rate floor of 9%), interest payments
          due quarterly                                                                   --           708,174

     Promissory note payable, bearing interest at bank prime rate plus 1% (interest rate floor of 10%), interest payments
          due quarterly                                                                   --           564,456
                                                                                ------------      ------------
                                                                                   4,752,571         6,631,243
     Less:  Current portion                                                       (4,245,110)       (5,816,674)
                                                                                ------------      ------------
                                                                                $    507,461      $    814,569
                                                                                ------------      ------------

     Scheduled principal repayments on the loans payable are as follows:

     2001                                                                                         $  4,245,110
     2002                                                                                              339,202
     2003                                                                                              338,379
     2004                                                                                                4,339
     2005                                                                                                3,734
     2006 and subsequent                                                                                22,897
                                                                                                  ------------
                                                                                                  $  4,953,661
                                                                                                  ------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

9.   LOANS PAYABLE - Continued

     b) The promissory note payable was issued as part consideration for the acquisition of Spectrum (Note 2) during the period ended 30 September 2000. Management has discounted the note payable using a discount rate of 13.5% per annum resulting in a deferred interest charge of $219,583.

          Details are as follows:

          Face value of note payable                                $  1,000,000
          Discount factor                                               (219,583)
                                                                    ------------
                                                                         780,417
          Interest accretion in the period                                18,493
                                                                    ------------
          Balance - 30 September 2000                               $    798,910
                                                                    ------------

--------------------------------------------------------------------------------

10.  CAPITAL LEASE OBLIGATIONS

     a)   Details are as follows:

                                                                                2000              1999
                                                                            ------------      ------------
     IFC Credit Corporation (Note 10b)

          Lease #01, bearing an implicit interest rate of 14.28%
          per annum, payable at $3,719 per month for 60 months to
          20 September 2003, secured by the related equipment               $    119,446      $         --

          Lease #02, bearing an implicit interest rate of 14.28%
          per annum, payable at $3,948 per month for 60 months to
          1 December 2004, secured by the related equipment                      160,084                --

          Lease #03, bearing an implicit interest rate of 21.71%
          per annum, payable at $3,240 per month for 60 months to
          1 November 2004, secured by the related equipment                      111,108                --

          Lease #04, bearing an implicit interest rate of 15.48%
          per annum, payable at $3,901 per month for 60 months to
          1 August 2005, secured by the related equipment                        168,549                --

          Lease #05, bearing an implicit interest rate of 15.48%
          per annum, payable at $3,901 per month for 60 months to
          1 August 2005, secured by the related equipment                        168,549                --

     Newcourt Leasing Corp. (Note 10c)

          Lease, bearing an implicit interest rate of 12.12% per
          annum, payable at $15,718 per month for 42 months to 1
          November 2001, secured by the related equipment                        204,258                --

     Bankvest Capital Corp. (Note 10d)

          Lease, bearing an implicit interest rate of 10.30% per
          annum, payable at $11,223 per month for 42 months to 1
          June 2002, secured by the related equipment                            214,835                --

     Copelco Capital, Inc. (Note 10e)

          Lease, bearing an implicit interest rate of 12.84% per
          annum, payable at $21,751 per month for 48 months to 29
          February 2004, secured by the related equipment                        732,916                --
                                                                            ------------      ------------
                                                                               1,879,745                --
     Less:  Current portion                                                     (533,669)               --
                                                                            ------------      ------------
                                                                            $  1,346,076      $         --
                                                                            ------------      ------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

10.  CAPITAL LEASE OBLIGATIONS - Continued

     b)   IFC CREDIT CORPORATION LEASES

          The company must elect at least 90 days prior to the initial expiry date:

          i) To purchase the equipment at the greater of the fair market value and 10% of the lessor's capitalized cost; or

          ii) To extend the lease for five months at the same monthly payment amount and purchase the equipment at 2% of the lessor's capitalized cost; or

          iii) The lease will be automatically extended for an additional twelve months at the same monthly payment.

          Management has indicated its intention to buy-out the leases at 10% of the lessor's capitalized cost at the termination of each lease. The estimated buy-out amount has been included in the capital lease obligation.

          Title to the equipment remains with the lessor during the term of the lease. The leases are guaranteed by the former shareholder of Spectrum and the shareholder's spouse.

     c)   NEWCOURT LEASING CORP. LEASE

          The company must elect at least 60 days prior to the expiration of the lease term to purchase the equipment at the end of the lease term for $1. Title to the equipment remains with the lessor during the term of the lease.

     d)   BANKVEST CAPITAL CORP. LEASE

          The company must elect at least 60 days prior to the expiration of the lease term to purchase the equipment at the end of the lease term for $1. Title to the equipment remains with the lessor during the term of the lease. The lease is guaranteed by the former shareholder of Spectrum.

     e)   COPELCO CAPITAL, INC.

          The company must elect at least 90 days prior to the expiration of the lease term to return the equipment or purchase the equipment at the end of the lease term at its fair market value. Title to the equipment remains with the lessor during the term of the lease.

     f)   Scheduled principal repayments on the loans payable are as follows:

          2001                                                       $  808,016
          2002                                                          617,965
          2003                                                          485,525
          2004                                                          288,637
          2005                                                          104,146
                                                                     ----------
                                                                     $2,304,089
                                                                     ----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

11.  SHARE CAPITAL

     a)   STOCK OPTION PLAN

          The company has a stock option plan which covers its officers and directors. The options are granted for varying terms ranging from three to five years. Options granted prior to 30 June 1998, were immediately vested upon grant. Options granted subsequent to 30 June 1998, vest over the term of the option. The following is a schedule of the activity pursuant to this stock option plan:

                                                     Number of      Price per Share
                                                       Shares            (CDN $)          Expiration Date
                                                     ---------      ---------------       ---------------
          Balance - 30 June 1999                      1,473,768      $1.25 to $2.05
              Options expired                           (23,768)          $1.25           22 August 2002
                                                     ----------
                                                                                          15 October 2001 to
          Balance - 30 September 1999                 1,450,000       $1.25 to $2.05          17 December 2002
                                                     ----------

          Balance - 30 June 2000                      1,300,000      $1.25 to $2.05
              Options granted                            50,000           $1.25           2 August 2005
              Options exercised                         (50,000)          $1.25           22 August 2002
                                                     ----------
                                                                                          15 October 2001 to
          Balance - 30 September 2000                 1,300,000       $1.25 to $2.05          2 August 2005
                                                     ----------

     b)   STOCK PURCHASE WARRANTS

          The following is a schedule of the activity pursuant to stock purchase warrants:

                                                     Number of      Price per Share
                                                       Shares            (CDN $)          Expiration Date
                                                     ---------      ---------------       ---------------
                                                       166,667            $1.88           31 March 2001
                                                    ----------

     c)   ESCROW AGREEMENT

          Pursuant to the 10 August 2000 acquisition of Spectrum, the required 1,600,000 common shares were issued to the vendor on 29 September 2000. These shares are subject to an escrow agreement which allows for the release of these shares on 30 September 2002, subject to any claims by the company against the vendor for breach of representations and warranties under the 10 August 2000 Share Purchase Agreement.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------



12.  INCOME TAXES

     a) A summary of the taxable income of the company for the period ended 30 September 2000 is as follows:

                                                                         Canadian Parent    U.S. Subsidiaries       Total
                                                                         ---------------    -----------------   ------------
          Net income (loss) before taxes per financial
              statements                                                   $        896       $   (744,544)     $   (743,648)
          Timing differences on capital assets                                   33,610                 --            33,610
                                                                           ------------       ------------      ------------
                                                                                 34,506           (744,544)         (710,038)
          Future benefit of current tax loss (Note 12b)                              --            744,544           744,544
                                                                           ------------       ------------      ------------
          Current Taxable Income                                           $     34,506       $         --      $     34,506
                                                                           ------------       ------------      ------------
          Statutory tax rate (i)                                                   16.0%                --              16.0%
                                                                           ------------       ------------      ------------
          Current Income Tax Provision                                     $      5,521       $         --      $      5,521
                                                                           ------------       ------------      ------------

          (i) No federal rate applied on application of investment tax credits (Note 12c).

     b) A summary of the taxable income of the company for the period ended 30 September 2000 is as follows:

                                                                         Canadian Parent    U.S. Subsidiaries       Total
                                                                         ---------------    -----------------   ------------
          Current tax loss (Note 12a)                                      $         --       $   (744,544)     $   (744,544)
          Timing difference on deferred development costs                            --           (141,551)         (141,551)
          Non-deductible amortization and interest                                   --            108,799           108,799
                                                                           ------------       ------------      ------------
          Future Taxable Income (Loss)                                     $         --       $   (777,296)     $   (777,296)
                                                                           ------------       ------------      ------------
          Statutory tax rate                                                         --               35.0%             35.0%
                                                                           ------------       ------------      ------------
          Future Income Tax Recovery                                       $         --       $    272,000      $    272,000
          Future Income Taxes Payable - 30 June 2000                                 --           (145,000)         (145,000)
                                                                           ------------       ------------      ------------
          Future Income Taxes Receivable -
              30 September 2000                                            $         --       $    127,000      $    127,000
                                                                           ------------       ------------      ------------

     c) The company has unclaimed investment tax credits, for Canadian tax purposes, arising from its research and development activities in the amount of $282,000 which may be carried forward to be applied against future federal taxes payable. The future tax benefits, if any, of these tax credits have not been recognized in the accounts and expire as follows:

          2002                                                                                                  $     68,000
          2004                                                                                                        34,000
          2005                                                                                                        63,000
          2006                                                                                                       117,000
                                                                                                                ------------
                                                                                                                $    282,000
                                                                                                                ------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

12.  INCOME TAXES - Continued

     d) As at 30 September 2000, the company has tax losses, for Canadian tax purposes, of approximately $99,000, which may be carried forward to be applied against future taxable income. The future benefits, if any, of these tax losses have not been recognized in the accounts of the company and expire in 2007.

     e) As at 30 September 2000, the company's subsidiary has tax losses, for U.S. tax purposes, of approximately $951,000 which may be carried forward to be applied against future taxable income. The future benefits, if any, of these tax losses has been recognized in the accounts of the company as a reduction of the future income tax provision. These losses expire in 2011.

--------------------------------------------------------------------------------

13.  COMMITMENTS

     a) By way of an employment agreement, the company secured the services of a key employee for a three year term which expired 31 July 2000. The contract contained fixed annual compensation totaling $180,000 per annum plus a bonus of 3% of earnings before taxes not to exceed $200,000 per annum. During the quarter ended 30 September 2000, the parties reached a mutual agreement to not extend the contract past the 31 July 2000 expiry date. Severance totaling $162,000 was negotiated and will be paid on a monthly basis during the 2001 fiscal year, subject to the employee meeting the terms of the severance agreement.

     b) By way of an employment agreement, the company has secured the services of a key employee of Spectrum for an initial term which expires 31 December 2002. The contract contains fixed annual compensation of $144,000 per annum for the initial twelve months of the agreement. The contract renews automatically for successive one years terms unless either party gives the required 30 days notice prior to the expiration of the contract term.

     c) By way of employment agreements, the company has secured the services of three key employees of Spectrum for an initial term which expires 31 December 2000. The contracts contain fixed annual compensation totaling $210,000 per annum and are automatically renewed for successive one year terms unless either party gives the required 30 days notice prior to the expiration of the contract term.

     d) Under the terms of a lease agreement dated 8 December 1998, the company is committed to minimum annual lease payments which increased from CDN $25,529 in the first year to CDN $35,741 by the final year, plus its share of common area costs. The lease is for a five year term to 30 April 2004 representing a minimum lease commitment of:

                                                                                  CDN $
                                                                               ----------
          2001                                                                 $   31,796
          2002                                                                     34,580
          2003                                                                     37,364
          2004                                                                     25,992
                                                                               ----------
                                                                               $  129,732
                                                                               ----------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

13.  COMMITMENTS - Continued

     e) By an agreement dated 4 March 1997, the company's United States subsidiary has agreed to lease 13,050 square feet of general office and warehouse space in McKinney, Texas for five years from 1 July 1997. The annual lease amount of $110,272 represents a minimum lease commitment of:

          2001                                                                 $  110,272
          2002                                                                     82,704
                                                                               ----------
                                                                               $  192,976
                                                                               ----------

         The lease may be extended for two additional terms of five years with the rate to be the current base rent plus the lesser of a consumer price adjustment or a fair rental value adjustment.

     f) By an agreement dated 9 December 1999, the company's United States subsidiary has agreed to lease an additional 13,050 square feet of general office and warehouse space in McKinney, Texas, immediately adjacent to its existing facilities, for five years from 1 July 2000. The annual lease amount of $110,268 represents a minimum lease commitment of:

         2001                                                                  $  110,268
         2002                                                                     110,268
         2003                                                                     110,268
         2004                                                                     110,268
         2005                                                                      82,701
                                                                               ----------
                                                                               $  523,773
                                                                               ----------

          The lease may be extended for two additional terms of five years with the rate to be the current base rent plus the lesser of a consumer price adjustment or a fair rental value adjustment.

     g) Under the terms of an office space lease agreement dated 5 May 1997, Spectrum is committed to minimum annual lease payments which increased from $39,804 in the first year to $43,512 by the final year, plus its share of common area costs. The lease is for a four year term to 1 May 2001 representing a minimum lease commitment of $29,008 for the twelve month period to 30 September 2001.

     h) Under the terms of a production space lease agreement dated 6 June 1998, Spectrum is committed to minimum annual lease payments which increased from $23,280 in the first year to $25,440 by the final year, plus its share of common area costs. The lease is for a four year term to 1 June 2002 representing a minimum lease commitment of:

          2001                                                                 $   24,900
          2002                                                                     19,080
                                                                               ----------
                                                                               $   43,980
                                                                               ----------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

13.  COMMITMENTS - Continued

     i) Under the terms of a production space lease agreement dated 23 December 1999, Spectrum is committed to minimum annual lease payments which commenced at $55,296 per annum plus annual increases based on the C.P.I. for San Francisco, with a minimum increase of 3% and a maximum increase of 5% per annum, plus its share of common area costs. The lease is for a five year term to 31 December 2004 representing a minimum lease commitment of:

          2001                                                                 $   56,538
          2002                                                                     58,230
          2003                                                                     59,979
          2004                                                                     61,779
          2005                                                                     15,558
                                                                               ----------
                                                                               $  252,084
                                                                               ----------

--------------------------------------------------------------------------------

14.  RELATED PARTY TRANSACTIONS

     In addition to items disclosed elsewhere in these consolidated financial statements, the company conducted the following transactions with related parties:

     a)   EXPENDITURES

          Details are as follows:

                                                                                 2000           1999
                                                                           ----------     ----------
          Paid/accrued salaries and fees to officers and directors         $  358,821     $  156,348
                                                                           ----------     ----------

     b)   SHARE CAPITAL

          During the quarter ended 30 September 2000, the company granted a director 50,000 share purchase options with an exercise price of CDN $1.25 per share and an expiry date of 2 August 2005. During the quarter ended 30 September 2000, a former director exercised 50,000 share purchase options with an exercise price of CDN $1.25 for cash in the amount of $42,174.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

15.  SEGMENT INFORMATION

     The company operated in only one industry segment in Canada and the United States as follows:

                                                   CANADA     UNITED STATES      ELIMINATION     CONSOLIDATION
                                                     2000              2000             2000              2000
                                             ------------     -------------     ------------     -------------
     Sales to customers                      $    583,615      $  2,895,630     $         --      $  3,479,245
     Sales between the segments                    34,370           711,456         (745,826)               --
                                             ------------      ------------     ------------      ------------
     Total sales revenue                     $    617,985      $  3,607,086     $   (745,826)     $  3,479,245
                                             ------------      ------------     ------------      ------------
     Operating profits                       $    280,283      $  1,429,949     $         --      $  1,710,232
                                             ------------      ------------     ------------      ------------
     General corporate expenses                                                                     (2,259,104)
     Interest                                                                                         (194,776)
     Income taxes                                                                                       (5,521)
     Future income taxes                                                                               272,000
                                                                                                  ------------
     Net income (loss)                                                                            $   (477,169)
                                                                                                  ------------
     Identifiable assets                     $  2,430,995      $ 21,304,737     $    210,174      $ 23,945,906
                                             ------------      ------------     ------------      ------------
     Capital expenditures                    $        216      $  2,407,856     $         --      $  2,408,072
                                             ------------      ------------     ------------      ------------
     Amortization of capital
       assets                                $      4,609      $     97,185     $         --      $    101,794
                                             ------------      ------------     ------------      ------------


                                                   Canada     United States      Elimination     Consolidation
                                                     1999              1999             1999              1999
                                             ------------     -------------     ------------     -------------
     Sales to customers                      $    197,479      $  6,053,201     $         --      $  6,250,680
     Sales between the segments                   240,925            83,998         (324,923)               --
                                             ------------      ------------     ------------      ------------
     Total sales revenue                     $    438,404      $  6,137,199     $   (324,923)     $  6,250,680
                                             ------------      ------------     ------------      ------------
     Operating profits                       $    355,736      $  2,571,529     $         --      $  2,927,265
                                             ------------      ------------     ------------      ------------
     General corporate expenses                                                                     (1,929,958)
     Interest                                                                                         (146,798)
     Revaluation of used equipment                                                                    (162,297)
     Income taxes                                                                                           --
     Future income taxes                                                                                    --
                                                                                                  ------------
     Net income (loss)                                                                            $    688,212
                                                                                                  ------------
     Identifiable assets                     $    657,644      $ 22,646,779     $    (22,607)     $ 23,281,816
                                             ------------      ------------     ------------      ------------
     Capital expenditures                    $      6,699      $        151     $         --      $      6,850
                                             ------------      ------------     ------------      ------------
     Amortization of capital
       assets                                $      4,253      $     24,585     $         --      $     28,838
                                             ------------      ------------     ------------      ------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

16. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     These interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. Any differences in United States accounting principles as they pertain to the accompanying interim consolidated financial statements are not material except as follows:

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

     c)   FINANCIAL STATEMENT RECONCILIATION

                                                                                       2000                1999
                                                                               ------------        ------------
          i)   Deferred costs - Canadian basis                                 $    707,868        $         --
               Less:  Deferred costs expensed - current period                     (120,016)                 --
               Less:  Deferred costs expensed - prior years                        (587,852)                 --
                                                                               ------------        ------------
               Deferred costs - U.S. basis                                     $         --        $         --
                                                                               ------------        ------------
          ii)  Share capital - Canadian basis                                  $ 11,340,370        $ 10,126,865
               Add:  Escrow share compensation expense - prior years              3,194,621           3,194,621
                                                                               ------------        ------------
               Share capital - U.S. basis                                      $ 14,534,991        $ 13,321,486
                                                                               ------------        ------------
          iii) Retained earnings - Canadian basis                              $  1,985,988        $  2,023,555
               Less:  Deferred costs expensed - current period                     (120,016)                 --
               Less:  Deferred costs expensed - prior years                        (587,852)                 --
               Less:  Escrow share compensation expense - prior periods          (3,194,621)         (3,194,621)
                                                                               ------------        ------------
               Deficit - U.S. basis                                            $ (1,916,501)       $ (1,171,066)
                                                                               ------------        ------------
          iv)  Net income (loss) for the period - Canadian basis               $   (477,169)       $    667,817
               Less:  Deferred costs expensed - current period                     (120,016)                 --
                                                                               ------------        ------------
               Net income (loss) for the period - U.S. basis                   $   (597,185)       $    667,817
                                                                               ------------        ------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

16. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - Continued

     c)   FINANCIAL STATEMENT RECONCILIATION - Continued

          v)   U.S. GAAP interim consolidated statement of shareholders' equity

                                                                   Common Shares
                                                              Shares           Amount          Deficit            Total
                                                           ------------     ------------     ------------      ------------
          Balance - 30 June 1999 - U.S. basis                18,483,673     $ 13,321,486     $ (1,838,883)     $ 11,482,603
             Net income (loss) for the period                        --               --          667,817           667,817
                                                           ------------     ------------     ------------      ------------
          Balance - 30 September 1999 - U.S. basis           18,483,673     $ 13,321,486     $ (1,171,066)     $ 12,150,420
                                                           ------------     ------------     ------------      ------------

          Balance - 30 June 2000 - U.S. basis                18,583,673     $ 13,411,883     $ (1,319,316)     $ 12,092,567
            Issuance of shares on exercise of
               options ($0.84 per share)                         50,000           42,174               --            42,174
            Issuance of shares on acquisition of
               subsidiary ($0.68 per share)                   1,600,000        1,080,934               --         1,080,934
            Net income (loss) for the period                         --               --         (597,185)         (597,185)
                                                           ------------     ------------     ------------      ------------
          Balance - 30 September 2000 - U.S. basis           20,233,673     $ 14,534,991     $ (1,916,501)     $ 12,618,490
                                                           ------------     ------------     ------------      ------------

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

          Reconciliation of Canadian to U.S. basis - Earnings (Loss) per Share

                                                                          2000              1999
                                                                      ------------      ------------
          Weighted average number of common shares outstanding
              - Canadian basis                                          19,731,892        18,483,672
          Add:  Dilutive stock options and warrants                            N/A         1,616,667
                                                                      ------------      ------------
          Weighted average number of common shares outstanding
              - U.S. basis                                              19,731,892        20,100,339
                                                                      ------------      ------------
          Net income (loss) for the period - U.S. basis               $   (597,185)     $    667,817
                                                                      ------------      ------------
          Basic earnings (loss) per share
              - U.S. basis                                            $      (0.03)     $       0.03
                                                                      ------------      ------------
              - Canadian basis                                        $      (0.02)     $       0.04
                                                                      ------------      ------------
          Fully diluted earnings per share
              - U.S. basis                                                   $ N/A      $       0.03
                                                                      ------------      ------------
              - Canadian basis                                               $ N/A      $       0.03
                                                                      ------------      ------------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2000
U.S. Funds
Prepared Without Audit

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

--------------------------------------------------------------------------------

         Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS

                  The discussion and analysis of the operating results and the financial position of the Company should be read in conjunction with the Company's Interim Consolidated Financial Statements and the notes to them. See "Interim Consolidated Financial Statements". The financial statements have been prepared in United States dollars in accordance with Canadian GAAP. See Note 16 of the Notes to Interim Consolidated Financial Statements for an explanation of differences between Canadian GAAP and United States GAAP. Certain of the information discussed in this report contains forward-looking statements regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in any forward-looking statements. Among those factors are: general business and economic conditions: customer acceptance and demand for the company's products; the Company's overall ability to design, test and introduce new products on a timely basis; the nature of the markets addressed by the Company's products; the interaction with governmental entities in the United States and world-wide which purchase the Company's products; and other risk factors listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

         SALES AND OPERATING INCOME.

                  Sales and other income decreased 44.2 %, or $2,764,000, to $3,491,000 in the three months ended September 30, 2000 from $6,255,000 in the three months ended September 30, 1999. Spectrum Print & Mail Services, Ltd (Spectrum) reduced the sales decrease by $1,345,000. The decrease in sales is due to the voting requirements of the Electoral Boards to have all new electoral equipment and processes in operation by the months of May to June of the national election year. As a result, Electoral Boards do not purchase new equipment in the second half of the year. Management had anticipated the decrease within the quarter and a subsequent rise in revenue in the second half of the fiscal year 2001.

         COST OF SALES AND OPERATING EXPENSES.

                  Cost of sales and operating expenses decreased 47.0 %, or $1,578,000, to $1,781,000 in the 2000 period from $3,359,000 in the 1999 period.
Spectrum contributed $556,000 to the cost of sales and operating expenses. In the 2000 period, cost of sales and operating expense as a percentage of gross revenues decreased to 51.0% from 53.7% in the 1999 period due to Spectrum's greater gross margins on the product sold in the 2000 period.

         SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

                  In the three months ended September 30, 2000 selling, administrative and general expenses increased 13.2 %, or $222,000, to $1,903,000, from $1,681,000 in the 1999 period. Of the increase in selling, administrative and general expenses $101,000 is attributable to Spectrum. The increase is attributable to increased sales efforts; expansion of customer support abilities and normal salary raises for staff.

         RESEARCH AND DEVELOPMENT EXPENSES.

                  Research and development expenses decreased 1.4%, or $2,000, to $139,000 in the 2000 period from $141,000. The company has also capitalized $142,000 of costs in the first quarter of fiscal 2001. Research and development amounting to $43,000 are attributable to Spectrum. In the quarter ended September 30, 2000 development was being performed on the Accu Touch software; this was not occurring in the quarter ended September 30, 1999. The decrease in research and development expense in the 2000 period was within the Company's operating plan.

         INTEREST.

                  Interest expense increased 32.7%, or $48,000, to $195,000, in the 2000 period from $147,000 in the 1999 period. Spectrum contributed $61,000 to the total interest expense incurred. The increase was within the Company's operating plan and resulted from interest on U.S. bank loans.

         AMORTIZATION.

                  Amortization increased 100.7%, or $109,000, to $217,000, in the 2000 period from $108,000 in the 1999 period. Of the increase in amortization $122,000 is attributable to the Spectrum acquisition. The increase was anticipated and is a result of acquisition of depreciable assets.

         REVALUATION OF TRADE-IN EQUIPMENT.

                  The trade-in inventory write off amounted to nil in the quarter ended September 30, 2000, which is $131,000 less than the amount that was written off in the quarter ended September 30, 1999. The trade-in inventory write down was complete at the end of the fiscal year ending June 30, 2000.

         LOSS PER SHARE.

                  Loss for the first quarter ended September 30, 2000 was $477,000 or $(0.02) per share compared to earnings of $668,000, or $0.04 per share for the same period in the previous year.

                  The decrease in earnings per share for the 2000 period as compared to the 1999 period was attributable to decreases in revenue from sales of products, increases in selling, administrative and general expense, amortization and interest and offset by decreases in cost of sales and operating expenses and research and development.

         LIQUIDITY AND CAPITAL RESOURCES.

                  The Company uses a combination of internally generated funds and bank borrowings to finance its working capital requirements, capital expenses and operations. During the period ended September 30, 2000 the Company generated most of its funding through cash flow.

                  At September 30, 2000 the Company's cash totaled $2,371,598 an increase of $924,985 from June 30, 2000. Accounts and contracts receivable decreased to $7,514,000 at September 30, 2000 from $12,717,000 at June 30, 2000.
Due to the nature of the Company's business, timing of payments on large contracts may vary significantly, causing significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon the delivery dates for voting systems. At September 30, 2000, inventory amounted to $5,427,000, an increase of $75,000 from June 30, 2000. The increase in inventory is within the Company's operating plan.

                  The Company has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At September 30, 2000, agreements receivable less current portion amounted to $546,000 compared to $16,000 as at June 30, 2000. During the quarter ended September 30, 2000 the Company was assigned certain agreements receivable in consideration for the reduction of a dealer account receivable in the amount of $650,000. These assigned agreements have an estimated future gross proceeds of approximately $1,200,000 over their term to August 2007, representing an implicit interest rate of approximately 18% per annum. These loans are repaid at varying terms and with varying interest rates determined on a case by case basis. Historically, the Company has not experienced any default in connection with loans due from customers.

                  The Company currently has four loans outstanding, one with Compass Bank, Albuquerque, New Mexico, a line of credit with Hibernia National Bank of Texas, McKinney, Texas and a promissory note payable to Mrs. Deborah M. Dean. Spectrum has a line a line of credit with U. S. Bank. One loan in the amount of $905,000 is secured by a specific Global USA contract in the amount of $1,321,000. This loan bears interest at Compass Bank of Albuquerque Prime Rate plus 1% and is due November 22, 2000. The line of credit with Hibernia National Bank of Texas in the amount of $3,000,000 is secured by a blanket assignment of accounts receivable, and bears interest at The Wall Street Journal Prime Rate and is due July 18, 2001. The promissory note payable in the amount of $798,910 is unsecured and is non-interest bearing. Payments are due $333,334 September 29, 2001; $333,333 September 29, 2002 and $333,333 September 29, 2002. The line of credit with U. S. Bank in the amount of $48,711 is secured by a commercial security agreement covering all assets of Spectrum and an unlimited guarantee from the former shareholder of Spectrum. This line of credit bears interest at
U. S. Bank prime plus 4%. The loans are used for working capital and acquisition of Spectrum.

                  The Company has a revolving line of credit with Hibernia National Bank of Texas to a maximum of $5,000,000.

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

         Item 2.           Changes in Securities

                           On August 2, 2000, a director, Mr. B. Courtney was issued 50,000 stock options exercisable at a purchase price of CDN $1.25 per share. The options were issued under the exemption from registration provided by
                           Section 4(2) of the Securities Act.


                           On August 23, 2000 the Company issued 50,000 shares of common stock to Mr. Van Pelt who exercised stock options. The purchase price of the shares was $42,174. The options were issued under the exemption from registration provided by Section 4(2) of the Securities Act.

                           On September 29, 2000 the Company issued 1,600,000 shares of common stock for the acquisition of Spectrum to Mrs. Deborah M. Dean at a deemed price of $0.68 per share. These shares are subject to an escrow agreement which allows for the release of these shares on September 30, 2002, subject to any claims by the Company against the vendor for breach of representations and warranties under the August 10, 2000 Share Purchase Agreement. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act.

         Item 3.           Defaults Upon Senior Securities

                           None

         Item 4.           Submission of Matters to a Vote of Security Holders

                           The following items were submitted to a vote and approved at the Annual General Meeting held on November 10, 2000.

                           A. Determine the number of the Board of Directors of the Company at five.

                           B.       Incentive Stock Options

                                            To approve the grant and exercise of
                                            stock options previously granted to
                                            certain Insiders of the Company, and
                                            to authorize the directors to grant
                                            additional stock options to Insiders
                                            and employees and amend any existing
                                            stock options as long as the options
                                            and amendments are in compliance
                                            with the policies of the Toronto
                                            Stock Exchange, and that no further
                                            approval from the shareholders shall
                                            be required prior to the exercise of
                                            such stock options.

                           C.       Appointment of Auditor

                                            Staley, Okada, Chandler & Scott,
                                            Chartered Accountants

                           D.       Election of Directors

                                    1.      Robert J. Urosevich
                                    2.      P. Nicholas M. Glass
                                    3.      Clinton H. Rickards
                                    4.      John W. Larmer II
                                    5.      Brian W. Courtney


                           The following were the results of the vote of the
shareholders at the Annual General Meeting held on November 10, 2000.


                                     FOR        AGAINST       WITHHELD      ABSTAINED      NOT VOTED
         Resolution A         10,492,582          9,913              0              0            762

         Resolution B          6,213,810        134,320            400              0      4,154,727

         Resolution C         10,502,255              0            240              0            762

         Resolution D. 1       9,605,393              0        897,102              0            762

         Resolution D. 2       9,604,993              0        897,502              0            762

         Resolution D. 3       9,603,993              0        898,502              0            762

         Resolution D. 4      10,502,357              0            138              0            762

         Resolution D. 5       9,604,993              0        897,502              0            762


         Item 5.           Other Information

                           None

         Item 6.  Exhibits and Reports on Form 8-K

                  A.       Exhibits

                  2.1 Share Purchase Agreement - Spectrum Print & Mail Services, Ltd. (including Schedule A, List of Assets of Spectrum Print & Mail Services, Ltd.; Schedule B, Financial Statements for Spectrum Print & Mail Service, Ltd.; Schedule C, List of Directors, Officers and Key Employees of Spectrum Print & Mail Services, Ltd.; Schedule D, List of Additional Material Contracts of Spectrum Print & Mail Services, Ltd.; Schedule E, Financial Statements for Global Election Systems, Inc. (omitted); Schedule F, Employment Agreements and Non-Compete Agreements; Schedule G, Form of Vendor's and Founder's Solicitor's Opinion (omitted); Schedule H, Form of Purchaser's Solicitor's Opinion (omitted); Schedule I, Certificate of Confirmation; Schedule J, Certificate of Confirmation; Schedule K, Personal Property Lease; Schedule L, Real Property Leases; Schedule M, List of Spectrum's Intellectual Property Rights; Schedule M, Customers (omitted); Schedule N, Options Warrants and Agreements to Issue Securities of Global Canada; Schedule P, List of Global's Computer Programs; and Schedule Q, Escrow Agreement)

                  3.1 Memorandum and Articles of Incorporation, as amended.(1)

                  4.1 (1) Parts 7, 10, 12, and 27 of the Memorandum and Articles of Incorporation, as amended, set forth in
                           Exhibit 3.1. (1)

                  10.6 Property lease dated September 26, 2000 between Jersey Investments, Inc. and the Company.

                  11 Computation of per-share income Treasury Stock Method of the Company.

                  27       Financial Data Schedule.

         (1) Incorporated by reference to the Company's Form 10-SB filed with the commission on July 31, 1998.

                  B.       Reports on Form 8-K

                           The Company filed no reports on Form 8-K during the
first quarter of Fiscal 2001.

                                    Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

Dated: November 17, 2000

                          Global Election Systems Inc.

                           By: /s/ Robert J. Urosevich
                              ------------------------
                       Robert J. Urosevich, President, and
                             Chief Operating Officer

                                INDEX TO EXHIBITS

                  2.1 Share Purchase Agreement - Spectrum Print & Mail Services, Ltd. (including Schedule A, List of Assets of Spectrum Print & Mail Services, Ltd.; Schedule B, Financial Statements for Spectrum Print & Mail Service, Ltd.; Schedule C, List of Directors, Officers and Key Employees of Spectrum Print & Mail Services, Ltd.; Schedule D, List of Additional Material Contracts of Spectrum Print & Mail Services, Ltd.; Schedule E, Financial Statements for Global Election Systems, Inc. (omitted); Schedule F, Employment Agreements and Non-Compete Agreements; Schedule G, Form of Vendor's and Founder's Solicitor's Opinion (omitted); Schedule H, Form of Purchaser's Solicitor's Opinion (omitted); Schedule I, Certificate of Confirmation; Schedule J, Certificate of Confirmation; Schedule K, Personal Property Lease; Schedule L, Real Property Leases; Schedule M, List of Spectrum's Intellectual Property Rights; Schedule M, Customers (omitted); Schedule N, Options Warrants and Agreements to Issue Securities of Global Canada; Schedule P, List of Global's Computer Programs; and Schedule Q, Escrow Agreement)


                  3.1 Memorandum and Articles of Incorporation, as amended.(1)

                  4.1 (1) Parts 7, 10, 12, and 27 of the Memorandum and Articles of Incorporation, as amended, set forth in
                           Exhibit 3.1 (1)

                  10.6 Property lease dated September 26, 2000 between Jersey Investments, Inc. and the Company.

                  11 Computation of per-share income Treasury Stock Method of the Company.

                  27       Financial Data Schedule.

         (1) Incorporated by reference to the Company's Form 10-SB filed with the commission on July 31, 1998.