Form 10QSB
period 2000-12-31
GLOBAL ELECTION SYSTEMS INC
filed 2001-02-14
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2000
[ ] Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from _____ to _____

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2001 the issuer had 20,353,673 shares of its common stock outstanding.

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

                                31 DECEMBER 2000

                                   U.S. FUNDS

                             PREPARED WITHOUT AUDIT




                         STALEY, OKADA, CHANDLER & SCOTT

                              Chartered Accountants

REVIEW ENGAGEMENT REPORT



TO THE SHAREHOLDERS OF GLOBAL ELECTION SYSTEMS INC.:

We have reviewed the interim consolidated balance sheet of Global Election Systems Inc. as at 31 December 2000 and the interim consolidated statements of changes in shareholders' equity, income (loss) and cash flows for the period then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these interim consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe these interim consolidated financial statements are not, in all material respects, in accordance with generally accepted accounting principles in Canada.

The comparative figures were complied by management and have not been reviewed.





Burnaby, B.C.                                    STALEY, OKADA, CHANDLER & SCOTT
1 February 2001                                            CHARTERED ACCOUNTANTS

- --------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.                                         Statement 1
                                                                     -----------
INTERIM CONSOLIDATED BALANCE SHEET
AS AT 31 DECEMBER
U.S. Funds
Prepared Without Audit

                                                                                       2000            1999
                                                                                    -----------     -----------
ASSETS
CURRENT
   Cash and short term deposits                                                     $ 1,745,688     $ 1,490,447
   Accounts receivable                                                                3,763,572       5,486,464
   Contracts receivable                                                               2,246,626       5,860,329
   Work-in-progress                                                                     397,423       1,943,131
   Deposits and prepaid expenses                                                        349,087         357,886
   Future income taxes (Note 12)                                                        762,500              --
   Inventory (Note 4)                                                                 4,743,189       5,573,514
   Current portion of agreements receivable                                             141,050         239,976
                                                                                    -----------     -----------
                                                                                     14,149,135      20,951,747
AGREEMENTS RECEIVABLE (Note 5)                                                          550,070          10,901
DEFERRED COSTS (Note 6)                                                                 956,736              --
CAPITAL ASSETS (Note 7)                                                               2,884,589         364,495
OTHER ASSETS (Note 8)                                                                 2,416,405         663,000
                                                                                    -----------     -----------
                                                                                    $20,956,935     $21,990,143
                                                                                    -----------     -----------
LIABILITIES
CURRENT
   Accounts payable and accrued liabilities                                         $ 2,453,225     $ 4,248,626
   Deferred revenue                                                                     642,282         513,487
   Current portion of loans payable                                                   3,481,078       4,867,063
   Current portion of capital lease obligations                                         584,118              --
                                                                                    -----------     -----------
                                                                                      7,160,703       9,629,176
LOANS PAYABLE (Note 9)                                                                  545,363              --
CAPITAL LEASE OBLIGATIONS (Note 10)                                                   1,180,553              --
                                                                                    -----------     -----------
                                                                                      8,886,619       9,629,176
                                                                                    -----------     -----------
COMMITMENTS (Note 13)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 11)
   Authorized:
     100,000,000 common voting shares, without par value
      20,000,000 convertible voting preferred shares, without
      par value
   Issued and fully paid:
      20,173,673 (18,483,673) common shares                                          11,372,628      10,217,263
RETAINED EARNINGS - Statement 2                                                         697,688       2,143,704
                                                                                    -----------     -----------
                                                                                     12,070,316      12,360,967
                                                                                    -----------     -----------
                                                                                    $20,956,935     $21,990,143
                                                                                    -----------     -----------

ON BEHALF OF THE BOARD:

Signed: "ROBERT J. UROSEVICH"
- -----------------------------
ROBERT J. UROSEVICH, Director

Signed: "CLINTON H. RICKARDS"
- -----------------------------
CLINTON H. RICKARDS, Director

                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                        Statement 2
                                                                    -----------
INTERIM CONSOLIDATED STATEMENT OF
     CHANGES IN SHAREHOLDERS' EQUITY
U.S. Funds
Prepared Without Audit


                                                                                          Retained
                                                               Common Shares              Earnings
                                                         Shares            Amount         (Deficit)           Total
                                                       ------------     ------------     ------------      ------------
Balance - 30 June 1999                                   18,483,673     $ 10,126,865     $  1,355,738      $ 11,482,603
  Issuance of shares on exercise of options ($0.90
    per share)                                              100,000           90,398               --            90,398
  Net income for the period - Statement 3                        --               --          787,966           787,966
                                                       ------------     ------------     ------------      ------------
Balance - 31 December 1999                               18,583,673     $ 10,217,263     $  2,143,704      $ 12,360,967
                                                       ------------     ------------     ------------      ------------

Balance - 30 June 2000                                   18,583,673     $ 10,217,262     $  2,463,157      $ 12,680,419
  Issuance of shares on exercise of options ($0.83
    per share)                                               90,000           74,432               --            74,432
  Issuance of shares on acquisition of subsidiary
    ($0.68 per share)                                     1,600,000        1,080,934               --         1,080,934
  Net income (loss) for the period                               --               --       (1,765,469)       (1,765,469)
                                                       ------------     ------------     ------------      ------------
Balance - 31 December 2000                               20,273,673     $ 11,372,628     $    697,688      $ 12,070,316
                                                       ------------     ------------     ------------      ------------








                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                        Statement 3
                                                                    -----------
INTERIM CONSOLIDATED STATEMENT OF INCOME (LOSS)
FOR THE SIX MONTHS ENDED 31 DECEMBER
U.S. Funds
Prepared Without Audit


                                                        For the Quarter Ended              For the Six Months Ended
                                                             31 December                        31 December
                                                                          1999                               1999
                                                        2000            (Note 1)           2000            (Note 1)
                                                    ------------      ------------      ------------     -------------
REVENUE
   Sales and operating income                       $  3,685,955      $  5,028,476      $  7,165,200      $ 11,279,156
   Other income                                           20,330            17,704            32,220            22,357
                                                    ------------      ------------      ------------     -------------
                                                       3,706,285         5,046,180         7,197,420        11,301,513
                                                    ------------      ------------      ------------     -------------
COSTS AND EXPENSES
   Cost of sales and operating expenses                2,162,940         2,590,852         3,943,843         5,950,042
   Selling, administrative and general expenses        2,703,305         1,813,155         4,605,925         3,494,174
   Research and development expenses                     178,908           162,372           318,178           303,090
   Interest                                              251,527           137,342           446,303           284,140
   Amortization                                          338,926            62,635           556,140           170,856
                                                    ------------      ------------      ------------     -------------
                                                       5,635,606         4,766,356         9,870,389        10,202,302
                                                    ------------      ------------      ------------     -------------

INCOME (LOSS) BEFORE THE UNDERNOTED                   (1,929,321)          279,824        (2,672,969)        1,099,211
    Revaluation of used equipment                             --          (131,174)               --          (262,349)
                                                    ------------      ------------      ------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES                     (1,929,321)          148,650        (2,672,979)          836,862
    Recovery (Provision) for income taxes                  5,521           (28,501)               --           (48,896)
    Recovery of future income taxes (Note 12)            635,500                --           907,500                --
                                                    ------------      ------------      ------------     -------------
NET INCOME (LOSS) FOR THE PERIOD                    $ (1,288,300)     $    120,149      $ (1,765,469)     $    787,966
                                                    ------------      ------------      ------------     -------------

EARNINGS (LOSS) PER SHARE - U.S. FUNDS
   Basic                                            $      (0.06)     $       0.01      $      (0.09)    $        0.04
   Fully diluted                                    $        N/A      $       0.00      $        N/A     $        0.03
                                                    ------------      ------------      ------------     -------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                       19,856,507        18,550,795        19,856,507        18,550,795
                                                    ------------      ------------      ------------     -------------





                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                        Statement 4
                                                                    -----------
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED 31 DECEMBER
U.S. Funds
Prepared Without Audit

                                                      For the Quarter Ended          For the Six Months Ended
                                                          31 December                     31 December
                                                                       1999                             1999
                                                     2000            (Note 1)          2000            (Note 1)
                                                  -----------      -----------      -----------      -----------
OPERATING ACTIVITIES
   Net income (loss) for the period               $(1,288,300)     $   120,149      $(1,765,469)     $   787,966
   Items not affecting cash
     Amortization                                     338,926           62,635          556,140          170,856
     Allowance for doubtful accounts                  525,360               --          525,360               --
     Revaluation of used equipment                         --          131,174               --          262,349
     Recovery of future income taxes                 (635,500)              --         (907,500)              --
     Amortization of deferred costs                    17,274               --           57,302               --
                                                  -----------      -----------      -----------      -----------
                                                   (1,042,240)         313,958       (1,534,167)       1,221,171
    Changes in non-cash working capital
     Accounts receivable                               45,165       (1,138,219)       1,590,476       (1,145,061)
     Contracts receivable                             933,346        2,652,723        3,940,563        3,704,349
     Work-in-progress                                 885,451          575,227          424,788       (1,226,087)
     Deposits and prepaid expenses                     19,725         (147,431)         (62,839)         (66,588)
     Inventory                                        684,225         (664,087)         609,027       (1,228,939)
     Accounts payable and accrued liabilities      (1,244,162)         433,831       (1,500,755)       1,961,159
     Deferred revenue                                 352,437         (171,871)         293,590         (514,231)
                                                  -----------      -----------      -----------      -----------
                                                      633,947        1,854,131        3,760,683        2,705,773
                                                  -----------      -----------      -----------      -----------
INVESTING ACTIVITIES
   Other assets                                            --               --          (65,066)              --
   Deferred costs                                     (65,052)              --         (426,186)              --
   Capital assets acquired                           (213,019)         (39,170)      (2,621,091)         (46,020)
   Agreements receivable                               28,250           46,395          153,564          240,627
                                                  -----------      -----------      -----------      -----------
                                                     (249,821)           7,225       (2,958,779)         194,607
                                                  -----------      -----------      -----------      -----------
FINANCING ACTIVITIES
   Loans payable                                     (927,220)      (1,764,180)      (2,341,932)      (2,121,550)
   Capital lease obligations                         (115,074)              --        1,764,671               --
   Common shares issued                                32,258           90,397           74,432           90,397
                                                  -----------      -----------      -----------      -----------
                                                   (1,010,036)      (1,673,783)        (502,829)      (2,031,153)
                                                  -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                      (625,910)         187,573          299,075          869,227
   Cash position - Beginning of period              2,371,598        1,302,874        1,446,613          621,220
                                                  -----------      -----------      -----------      -----------
CASH POSITION - END OF PERIOD                     $ 1,745,688      $ 1,490,447      $ 1,745,688      $ 1,490,447
                                                  -----------      -----------      -----------      -----------

SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
    Issuance of shares for subsidiary             $        --      $        --      $ 1,080,934      $        --
    Issuance of note payable for subsidiary       $        --      $        --      $ 1,000,000      $        --
    Goodwill acquired for shares and note         $        --      $        --      $(2,080,934)     $        --
   Exchange of trade receivable for agreement
      receivable                                  $        --      $        --      $   650,000      $        --
                                                  -----------      -----------      -----------      -----------

                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit


- --------------------------------------------------------------------------------

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

     d)  INVENTORY

         Inventory of finished goods is valued at the lower of cost and net realizable value as estimated by management. Parts and supplies, which consist of parts and components, are valued at the lower of average cost and net realizable value, less any allowances for obsolescence. Inventory of goods taken in trade are treated as additional discounts granted to complete sales agreements and no value is recognized in inventory.

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit

- --------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     e)  AMORTIZATION

         Capital assets are recorded at cost and the company provides for amortization on the following basis:

         Demonstration and computer equipment - 20% to 30% declining balance method Manufacturing equipment - 20% declining balance method Manufacturing equipment under capital leases - 20% declining balance method Furniture and equipment - 20% declining balance method Leasehold improvements - straight-line over 5 years

         One-half of the rate is applied in the year of acquisition and disposition.

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit

- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit

- --------------------------------------------------------------------------------

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

     The consideration for the acquisition was as follows:

     i) Issuance of 1,600,000 common shares of the company (Note 11c); ii) Cash payment of $600,000 on 29 September 2000 (paid); iii)Cash payment of $333,334 on 29 September 2001; iv) Cash payment of $333,333 on 29 September 2002; v) Cash payment of $333,333 on 29 September 2003.

     A summary, as at 10 August 2000, of the consideration paid or accrued and the net identifiable assets of Spectrum is as follows:


     Consideration Paid or Accrued
     Fair market value of 1,600,000 common shares issued(i)     $ 1,080,934
     Cash consideration paid                                        600,000
     Cash consideration payable (Note 9b)                         1,000,000
     Deferred interest portion related to discounted cash
       consideration payable (Note 9b)                             (219,583)
                                                                -----------
     Total consideration paid or accrued                        $ 2,461,351
                                                                -----------

     Net Identifiable Assets Acquired
     Cash                                                       $    18,837
     Other current assets                                            36,984
     Capital assets                                               2,030,676
     Goodwill                                                     2,146,000
     Bank loan                                                      (46,952)
     Other current liabilities                                      (59,686)
     Capital lease obligation                                    (1,664,508)
                                                                -----------
                                                                $ 2,461,351
                                                                -----------

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

- --------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit

- --------------------------------------------------------------------------------

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

     Included in the 31 December 2000 gross accounts receivable of $3,963,572, are three authorized resellers which together account for $1,728,942 or 43.6% of this balance. To 1 February 2001, the company has collected $6,260 from these customers and the balance is due on specific terms. The company has made a provision of $200,000 for disputed and potentially uncollectible amounts from these resellers yielding a net current accounts receivable balance of $3,763,572.

     Included in the 31 December 2000 gross contracts receivable of $2,571,986 is one election customer which accounts for $1,326,038 or 51.6% of this balance. To 1 February 2001, the company has collected $Nil from this customer on the balance owing at 31 December 2000. The balance is past due and management is currently in negotiations with the customer in an attempt to resolve certain disputes relating to the company's completion of this contract. Management is confident that the technical issues can be resolved to the satisfaction of both parties. A provision for loss in the amount of $325,360 has been recorded in the accounts of the company as of 31 December 2000. Should the company be unable to satisfy the customer's expectations then a mediation process is anticipated and the possible range of loss would be $Nil to the full balance owing. The net contracts receivable amounts to $2,246,626 as at 31 December 2000.

- --------------------------------------------------------------------------------

4.   INVENTORY

     Details are as follows:

                               2000           1999
                            ----------     ----------
     Supplies and parts      2,458,148     $5,223,758
     Finished goods          2,285,041         87,407
     Trade-in goods         $       --        262,349
                            ----------     ----------
                            $4,743,189     $5,573,514
                            ----------     ----------

- --------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit

- --------------------------------------------------------------------------------

5.   AGREEMENTS RECEIVABLE

     a)  Details of agreements receivable from customers are as follows:

                                                                                 2000           1999
                                                                               ---------      ---------
         Assignment receivable (Note 5b)                                       $ 650,000      $      --
         Sales agreement receivable with interest at 5% per annum
             commencing 15 December 1995, repayable in 60 equal monthly payments of $16,324 including principal and interest, secured
             by the underlying products and supplies                                  --        175,150
         Sales agreement receivable with interest at 5.4% per annum commencing 15 July 1998, repayable at $22,738 per annum for principal and interest on 15 July 1998 to 15 July 2001,
             secured by the underlying goods                                      41,120         53,001
         Sales agreement receivable with interest at 4.4% per annum commencing 27 January 1998, repayable at $22,455 of principal and interest by 1 July 1998, $21,759 of principal and
             interest by 1 July 1999 and the balance by 1 July 2000                   --         22,726
                                                                               ---------      ---------
                                                                                 691,120        250,877
         Less: Current portion                                                  (141,050)      (239,976)
                                                                               ---------      ---------
                                                                               $ 550,070      $  10,901
                                                                               ---------      ---------

         Scheduled principal repayments on the sales agreements receivable are as follows:

         2001                           $    141,050
         2002                                107,700
         2003                                 86,700
         2004                                 86,700
         2005                                 86,700
         2006 and subsequent                 182,270
                                        ------------
                                        $    691,120
                                        ------------

     b) By a letter agreement dated 28 August 2000, the company agreed to accept the future gross proceeds of certain Election Services Agreements as payment for $650,000 of trade receivable owing from the customer. These agreements have an estimated future gross proceeds of approximately $1,200,000 during their eight year terms to August 2007, which would represent an implicit interest rate of approximately 18% per annum. Formal assignment agreements have yet to be received by the company.

- --------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit

- --------------------------------------------------------------------------------


6.   DEFERRED COSTS

     Details are as follows:

                                                                            2000             1999
                                                       Accumulated        NET BOOK         Net Book
                                          Costs        Amortization        VALUE             Value
                                     --------------   --------------   --------------   --------------
Deferred development costs           $    1,086,021   $      129,285   $      956,736   $           --
                                     --------------   --------------   --------------   --------------


- --------------------------------------------------------------------------------

7.   CAPITAL ASSETS

     Details are as follows:


                                                                              2000             2000
                                                         Accumulated        NET BOOK         Net Book
                                            COST         AMORTIZATION        VALUE             Value
                                       --------------   --------------   --------------   --------------
Demonstration and computer
    equipment                          $      955,680   $      509,136   $      446,544   $      238,396
Manufacturing equipment                       464,417          101,769          362,648           19,146
Manufacturing equipment - Under
    Capital leases                          1,980,182          140,656        1,839,526               --
Furniture and equipment                       310,491          189,750          120,741           93,921
Leasehold improvements                        160,179           45,049          115,130           13,032
                                       --------------   --------------   --------------   --------------
                                       $    3,870,949   $      986,360   $    2,884,589   $      364,495
                                       --------------   --------------   --------------   --------------

- --------------------------------------------------------------------------------

8.   OTHER ASSETS

     Details are as follows:

                                                        2000             2000
                                   Accumulated        NET BOOK         Net Book
                       Cost        Amortization        VALUE             Value
                 --------------   --------------   --------------   --------------
Patents          $      165,000   $      148,500   $       16,500   $       33,000
Goodwill              3,446,960        1,047,055        2,399,905          630,000
                 --------------   --------------   --------------   --------------
                 $    3,611,960   $    1,195,555   $    2,416,405   $      663,000
                 --------------   --------------   --------------   --------------

- --------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit


- --------------------------------------------------------------------------------

9.   LOANS PAYABLE

     a)  Details are as follows:

                                                                                      2000                1999
                                                                                -----------------  -------------------

     Revolving line of credit, bearing interest at The Wall Street
         Journal prime rate, interest payments due quarterly, balance due in full by 18 July 2001, $5,000,000 limit, secured by a commercial security agreement covering all assets of the
         company                                                                $       2,248,545  $         3,600,000

     Line of  credit,  bearing  interest  at bank  prime plus 1% per annum (interest rate floor of 10%), interest payments due
         quarterly, due in full by 22 February 2001, secured by a
         contract receivable with a balance receivable of $1,326,038
         as at 31 December 2000                                                           896,200              904,950

     Line  of  credit,  bearing  interest  at bank  prime  rate  plus
         4%, interest payments due monthly plus a 1.25% payment on the outstanding principal balance with a minimum monthly
         principal payment of $250, secured by a commercial security agreement covering all assets of Spectrum and an unlimited
         guarantee from the former shareholder of Spectrum                                 48,758                   --

     Loan  payable,  non-interest  bearing,  payments  due  $333,334 by 29 September 2001, $333,333 by 29 September 2002 and
          $333,333 by 29 September 2003, unsecured (Note 9b)                              832,938                   --

     Line of credit, bearing interest at bank prime plus 1% per annum                          --              112,000

     Line of credit, bearing interest at bank prime plus 1% per annum                          --              250,113
                                                                                -----------------  -------------------
                                                                                        4,026,441            4,867,063
     Less:  Current portion                                                            (3,481,078)          (4,867,063)
                                                                                -----------------  -------------------
                                                                                $         545,363  $                --
                                                                                -----------------  -------------------

        Scheduled principal repayments on the loans payable are as follows:
        2001                                                    $    3,481,078
        2002                                                           336,333
        2003                                                           336,334
        2004                                                             3,000
        2005                                                             3,000
        2006 and subsequent                                             33,758
                                                                --------------
                                                                $    4,193,503
                                                                --------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit

- ----------------------------------------------------------------------


9.   LOANS PAYABLE - Continued

     b) The promissory note payable was issued as part consideration for the acquisition of Spectrum (Note 2) during the period ended 31 December 2000. Management has discounted the note payable using a discount rate of 13.5% per annum resulting in a deferred interest charge of $219,583.

         Details are as follows:

Face value of note payable                                    $     1,000,000
Discount factor                                                      (219,583)
                                                              ---------------
                                                                      780,417
Interest accretion in the period                                       52,521
                                                              ---------------
Balance - 31 December 2000                                    $       832,938
                                                              ---------------


- --------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit

- --------------------------------------------------------------------------------


10.  CAPITAL LEASE OBLIGATIONS

     a)  Details are as follows:

                                                                               2000              1999
                                                                        -----------------  ------------------
IFC Credit Corporation (Note 10b)
    Lease #01, bearing an implicit interest rate of 13.95%
    per annum, payable at $3,719 per month for 60 months to
    20 September 2003, secured by the related equipment                 $         113,020  $                --

    Lease #02, bearing an implicit interest rate of 14.28% per annum,

    payable at $3,948 per month for 60 months to 1 December
    2004, secured by the related equipment                                        153,866                   --

    Lease #03, bearing an implicit interest rate of 21.71%
    per annum, payable at $3,240 per month for 60 months to
    1 November 2004, secured by the related equipment                             112,508                   --

    Lease #04, bearing an implicit interest rate of 14.94%
    per annum, payable at $3,901 per month for 60 months to
    1 August 2005, secured by the related equipment                               167,105                   --

    Lease #05, bearing an implicit interest rate of 14.94%
    per annum, payable at $3,901 per month for 60 months to
    1 August 2005, secured by the related equipment                               167,105                   --

Newcourt Leasing Corp. (Note 10c)
    Lease, bearing an implicit interest rate of 12.10% per
    annum, payable at $15,718 per month for 42 months to 1
    November 2001, secured by the related equipment                               162,893                   --

Bankvest Capital Corp. (Note 10d)
    Lease, bearing an implicit interest rate of 10.30% per
    annum, payable at $11,223 per month for 42 months to 1
    June 2002, secured by the related equipment                                   186,444                   --

Copelco Capital, Inc. (Note 10e)
    Lease, bearing an implicit interest rate of 13.14% per
    annum, payable at $21,751 per month for 48 months to 29
    February 2004, secured by the related equipment                               701,730                  --
                                                                        -----------------  ------------------

                                                                                1,764,671                  --
Less:  Current portion                                                           (584,118)                 --
                                                                        -----------------  ------------------
                                                                        $       1,180,553  $               --
                                                                        -----------------  ------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit


- --------------------------------------------------------------------------------

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

    f)  Scheduled monthly lease payments on the capital leases are as follows:

        2001                               $      793,097
        2002                                      552,861
        2003                                      474,368
        2004                                      220,143
        2005                                       62,416
                                           --------------
                                           $    2,102,885
                                           --------------

- --------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit


- --------------------------------------------------------------------------------

11. SHARE CAPITAL

    a)  STOCK OPTION PLAN

        The company has a stock option plan which covers its officers and directors. The options are granted for varying terms ranging from three to five years. Options granted prior to 30 June 1998, were immediately vested upon grant. Options granted subsequent to 30 June 1998, vest over the term of the option. The following is a schedule of the activity pursuant to this stock option plan:

                                                     Number of   Price per Share
                                                        Shares       (CDN $)           Expiration Date
                                                 -------------   --------------     ----------------------
          Balance - 30 June 1999                    1,473,768    $1.25 to $2.05
             Options expired                          (23,768)          $1.25          22 August 2002
             Options exercised                       (100,000)          $1.33          1 November 1999
                                                 ------------
                                                                                      15 October 2001 to
        Balance - 31 December 1999                  1,350,000     $1.25 to $2.05       17 December 2002
                                                 ------------

        Balance - 30 June 2000                      1,300,000     $1.25 to $2.05
            Options granted                            50,000          $1.25           2 August 2005
           Options exercised                          (90,000)         $1.25          22 August 2002
                                                 ------------
                                                                                     15 October 2001 to
       Balance - 31 December 2000                   1,260,000     $1.25 to $2.05       2 August 2005
                                                 ------------

    b)  STOCK PURCHASE WARRANTS

        The following is a schedule of the activity pursuant to stock purchase warrants:

                Number of     Price per Share
                  Shares         (CDN $)         Expiration Date
             --------------   ---------------    ---------------
                 166,667           $1.88          31 March 2001
             --------------

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

- --------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit

- --------------------------------------------------------------------------------


12. INCOME TAXES

    a) A summary of the taxable income of the company for the period ended 31 December 2000 is as follows:

                                                    Canadian Parent    U.S. Subsidiaries       Total
                                                    ---------------    -----------------  --------------
Net loss before taxes per financial
    statements                                       $     (251,097)    $   (2,421,869)   $   (2,672,966)
Timing differences on capital assets                          9,216                 --             9,216
                                                     --------------     --------------    --------------
                                                           (241,881)        (2,421,869)       (2,663,750)
Future benefit of current tax loss (Note 12b)                    --          2,421,869         2,421,869
                                                     --------------     --------------    --------------
Current Taxable Loss                                 $     (241,881)    $           --    $     (241,881)
                                                     --------------     --------------    --------------
Statutory tax rate (i)                                         16.0%                --              16.0%
                                                     --------------     --------------    --------------
Current Income Tax Provision                         $           --     $           --    $           --
                                                     --------------     --------------    --------------

        (i) No federal rate applied on application of investment tax credits (Note 12c).

    b) A summary of the taxable income of the company for the period ended 31 December 2000 is as follows:

                                                Canadian Parent   U.S. Subsidiaries        Total
                                               ----------------   ----------------     ------------
Current tax loss (Note 12a)                    $             --   $     (2,421,869)    $(2,241,869)
Timing difference on deferred development
    costs                                                    --           (368,885)       (368,885)
Non-deductible amortization, interest and
    other                                                    --            194,278         194,278
                                               ----------------   ----------------     -----------
Future Taxable Loss                            $             --   $     (2,596,476)    $(2,596,476)
                                               ----------------   ----------------     -----------
Statutory tax rate                                           --               35.0%           35.0%
                                               ----------------   ----------------     -----------
Future Income Tax Recovery                     $             --   $        907,500     $   907,500
Future Income Taxes Payable - 30 June 2000                   --           (145,000)       (145,000)
                                               ----------------   ----------------     -----------
Future Income Taxes Receivable - 31 December
                                        2000   $             --   $        762,500     $   762,500
                                               ----------------   ----------------     -----------

    c) The company has unclaimed investment tax credits, for Canadian tax purposes, arising from its research and development activities in the amount of $317,000 which may be carried forward to be applied against future federal taxes payable. The future tax benefits, if any, of these tax credits have not been recognized in the accounts and expire as follows:

        2002                                             $          103,000
        2004                                                         34,000
        2005                                                         63,000
        2006                                                        117,000
                                                         ------------------
                                                         $          317,000
                                                         ------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit


- --------------------------------------------------------------------------------

12.  INCOME TAXES - Continued

    d) As at 31 December 2000, the company has tax losses, for Canadian tax purposes, of approximately $242,000, which may be carried forward to be applied against future taxable income. The future benefits, if any, of these tax losses have not been recognized in the accounts of the company and expire in 2007.

    e) As at 31 December 2000, the company's subsidiary has tax losses, for U.S. tax purposes, of approximately $2,596,000 which may be carried forward to be applied against future taxable income. The future benefits, if any, of these tax losses has been recognized in the accounts of the company as future income taxes receivable. These losses expire in 2011.

- --------------------------------------------------------------------------------

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

    c) By way of employment agreements, the company has secured the services of two key employees of Spectrum for an initial term which expired 31 December 2000. The contracts contain fixed annual compensation totaling $140,000 per annum and are automatically renewed for successive one year terms unless either party gives the required 30 days notice prior to the expiration of the contract term.

    d) Under the terms of a lease agreement dated 8 December 1998, the company is committed to minimum annual lease payments which increased from CDN $25,529 in the first year to CDN $35,741 by the final year, plus its share of common area costs. The lease is for a five year term to 30 April 2004 representing a minimum lease commitment of:

                                                          CDN $
                                                   ------------------
2001                                               $           32,492
2002                                                           35,276
2003                                                           38,060
2004                                                           16,245
                                                   ------------------
                                                   $          122,073
                                                   ------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit


- --------------------------------------------------------------------------------

13. COMMITMENTS - Continued

    e) By an agreement dated 4 March 1997, the company's United States subsidiary has agreed to lease 13,050 square feet of general office and warehouse space in McKinney, Texas for five years from 1 July 1997. The annual lease amount of $110,272 represents a minimum lease commitment of:

        2001                    $       110,272
        2002                             55,136
                                ---------------
                                $       165,408
                                ---------------

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

    f) By an agreement dated 9 December 1999, the company's United States subsidiary has agreed to lease an additional 13,050 square feet of general office and warehouse space in McKinney, Texas, immediately adjacent to its existing facilities, for five years from 1 July 2000. The annual lease amount of $110,268 represents a minimum lease commitment of:

        2001                                          $       110,268
        2002                                                  110,268
        2003                                                  110,268
        2004                                                  110,268
        2005                                                   55,134
                                                      ---------------
                                                      $       496,206
                                                      ---------------

        The lease may be extended for two additional terms of five years with the rate to be the current base rent plus the lesser of a consumer price adjustment or a fair rental value adjustment.

    g) Under the terms of an office space lease agreement dated 5 May 1997, Spectrum is committed to minimum annual lease payments which increased from $39,804 in the first year to $43,512 by the final year, plus its share of common area costs. The lease is for a four year term to 1 May 2001 representing a minimum lease commitment of $18,130 for the twelve month period to 31 December 2001.

    h) Under the terms of a production space lease agreement dated 6 June 1998, Spectrum is committed to minimum annual lease payments which increased from $23,280 in the first year to $25,440 by the final year, plus its share of common area costs. The lease is for a four year term to 1 June 2002 representing a minimum lease commitment of:

2001                                      $       25,080
2002                                              12,720
                                          --------------
                                          $       37,800
                                          --------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit


- --------------------------------------------------------------------------------

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

2001                                                   $        56,955
2002                                                            58,664
2003                                                            60,423
2004                                                            62,236
                                                       ---------------
                                                       $       238,278
                                                       ---------------

- --------------------------------------------------------------------------------

14. RELATED PARTY TRANSACTIONS

    In addition to items disclosed elsewhere in these consolidated financial statements, the company conducted the following transactions with related parties:

    a)  EXPENDITURES

        Details are as follows:

                                                                          2000                1999
                                                               ----------------   -----------------
Paid/accrued salaries and fees to officers and directors       $       494,766    $        479,130
                                                               ----------------   -----------------

    b)  SHARE CAPITAL

        During the period ended 31 December 2000, the company granted a director 50,000 share purchase options with an exercise price of CDN $1.25 per share and an expiry date of 2 August 2005. During the period ended 31 December 2000, a former director exercised 50,000 share purchase options with an exercise price of CDN $1.25 for cash in the amount of $42,174.

- --------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit


- --------------------------------------------------------------------------------

15. SEGMENT INFORMATION

    The company operated in only one industry segment in Canada and the United States as follows:

                                                         CANADA         UNITED STATES    ELIMINATION      CONSOLIDATION
                                                           2000                 2000            2000               2000
                                                     --------------    --------------   --------------    --------------
Sales to customers                                   $      767,145    $    6,398,055   $           --    $    7,165,200
Sales between the segments                                   34,360           709,183         (743,543)               --
                                                     --------------    --------------   --------------    --------------
Total sales revenue                                  $      801,505    $    7,107,238   $     (743,543)   $    7,165,200
                                                     --------------    --------------   --------------    --------------
Operating profits                                    $      351,399    $    2,902,178   $           --    $    3,253,577
                                                     --------------   ---------------   --------------
General corporate expenses                                                                                    (5,480,243)
Interest                                                                                                        (446,303)
Future income taxes                                                                                              907,500
                                                                                                          --------------
Net income (loss)                                                                                         $   (1,765,469)
                                                                                                          --------------
Identifiable assets                                  $    1,222,597    $   19,542,371   $      191,967    $   20,956,935
                                                     --------------    --------------   --------------    --------------
Capital expenditures                                 $          461    $    2,620,630   $           --    $    2,621,091
                                                     --------------    --------------   --------------    --------------
Amortization of capital
  assets                                             $        9,215    $      267,580   $           --    $      276,795
                                                     --------------    --------------   --------------    --------------

                                                         Canada         United States     Elimination     Consolidation
                                                           1999                 1999             1999              1999
                                                     --------------    --------------   --------------    --------------
Sales to customers                                   $      260,812    $   11,018,344   $           --    $   11,279,156
Sales between the segments                                  496,035           105,470         (601,505)               --
                                                     --------------    --------------   --------------    --------------
Total sales revenue                                  $      756,847    $   11,123,814   $     (601,505)   $   11,279,156
                                                                                                          --------------
                                                     --------------   --------------    --------------
Operating profits                                    $      629,325    $    4,722,146   $           --    $    5,351,471
                                                     --------------   --------------    --------------
General corporate expenses                                                                                    (3,968,120)
Interest                                                                                                        (284,140)
Revaluation of used equipment                                                                                   (262,349)
Income taxes                                                                                                     (48,896)
Future income taxes                                                                                                   --
                                                                                                          --------------
Net income (loss)                                                                                         $      787,966
                                                                                                          --------------
Identifiable assets                                  $      592,877    $   21,397,266   $           --    $   21,990,143
                                                     --------------    --------------   --------------    --------------
Capital expenditures                                 $        7,909    $       38,111   $           --    $       46,020
                                                     --------------    --------------   --------------    --------------
Amortization of capital
  assets                                             $        8,436    $       49,170   $           --    $       57,606
                                                     --------------    --------------   --------------    --------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit


- --------------------------------------------------------------------------------

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

    c)  FINANCIAL STATEMENT RECONCILIATION

                                                                          2000               1999
                                                                     --------------    --------------
i)    Deferred costs - Canadian basis                                $      956,736    $           --
      Less:  Deferred costs expensed - current period                      (368,884)               --
      Less:  Deferred costs expensed - prior years                         (587,852)               --
                                                                     --------------    --------------
      Deferred costs - U.S. basis                                    $           --    $           --
                                                                     --------------    --------------
ii)   Share capital - Canadian basis                                 $   11,372,628    $   10,217,263
      Add:  Escrow share compensation expense - prior
         years                                                            3,194,621         3,194,620
                                                                     --------------    --------------
      Share capital - U.S. basis                                     $   14,567,249    $   13,411,883
                                                                     --------------    --------------
iii)  Retained earnings - Canadian basis                             $      697,688    $    2,143,704
      Less:  Deferred costs expensed - current period                      (368,884)               --
      Less:  Deferred costs expensed - prior years                         (587,852)               --
      Less:  Escrow share compensation expense - prior
         periods                                                         (3,194,621)       (3,194,621)
      Deficit - U.S. basis                                           $   (3,453,669)   $   (1,050,917)
                                                                     --------------    --------------
iv)   Net income (loss) for the period - Canadian basis              $   (1,765,469)   $      787,966
      Less:  Deferred costs expensed - current period                      (368,884)               --
                                                                     --------------    --------------
      Net income (loss) for the period - U.S basis                   $   (2,134,353)   $      787,966
                                                                     --------------    --------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit


- --------------------------------------------------------------------------------

16. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
         - Continued

    c)  FINANCIAL STATEMENT RECONCILIATION - Continued

        v)  U.S. GAAP interim consolidated statement of shareholders' equity

                                                         Common Shares
                                                    Shares           Amount          Deficit             Total
                                                --------------   --------------   --------------    --------------
Balance - 30 June 1999 - U.S. basis                 18,483,673   $   13,321,485   $   (1,838,883)   $   11,482,602
   Issuance  of  shares on  exercise  of
      options ($0.90 per share)                        100,000           90,398               --            90,398
   Net income (loss) for the period                         --               --          787,966           787,966
                                                --------------   --------------   --------------    --------------
Balance - 31 December 1999 - U.S. basis             18,583,673   $   13,411,883   $   (1,050,917)   $   12,360,966
                                                --------------   --------------   --------------    --------------

Balance - 30 June 2000 - U.S. basis                 18,583,673   $   13,411,883   $   (1,319,316)   $   12,092,567
  Issuance  of  shares  on  exercise  of
     options ($0.83 per share)                          90,000           74,432               --            74,432
  Issuance of shares on  acquisition  of
     subsidiary ($0.68 per share)                    1,600,000        1,080,934               --         1,080,934
  Net income (loss) for the period                          --               --       (2,134,353)       (2,134,353)
                                                --------------   --------------   --------------    --------------
Balance - 31 December 2000 - U.S. basis             20,273,673   $   14,567,249   $   (3,453,669)   $   11,113,580
                                                --------------   --------------   --------------    --------------

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

        Reconciliation of Canadian to U.S. basis - Earnings (Loss) per Share

                                                                2000              1999
                                                           --------------    --------------
Weighted average number of common shares outstanding
    - Canadian basis                                           19,856,507        18,550,795
Add:  Dilutive stock options and warrants                             N/A         1,616,667
                                                           --------------    --------------
Weighted average number of common shares outstanding
    - U.S. basis                                               19,856,507        20,167,462
                                                           --------------    --------------
Net income (loss) for the period - U.S. basis              $   (2,134,353)   $      787,966
                                                           --------------    --------------
Basic earnings (loss) per share
    - U.S. basis                                           $        (0.11)   $         0.04
                                                           --------------    --------------
    - Canadian basis                                       $        (0.07)   $         0.04
                                                           --------------    --------------
Fully diluted earnings per share
    - U.S. basis                                           $          N/A    $         0.04
                                                           --------------    --------------
    - Canadian basis                                       $          N/A    $         0.04
                                                           --------------    --------------

- --------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 DECEMBER 2000
U.S. Funds
Prepared Without Audit


- --------------------------------------------------------------------------------

17. SALES AND OPERATING INCOME

    Details of sales and operating income generated from customers which individually account for approximately 10% or more of that period's consolidated sales and operating income are as follows:

                                                                                      2000              1999
                                                                                 --------------    --------------
A Number of Large Customers                                                                   2                 2
                                                                                 --------------    --------------
Amount of Sales to Large Customers                                               $    2,049,490    $    2,133,772
                                                                                 --------------    --------------
Total Consolidated Sales and Operating Income                                    $    7,165,200    $   11,279,156
                                                                                 --------------    --------------
Total  Percentage of Consolidated  Sales and Operating  Income
    Generated from large Customers                                                         28.6%             18.9%
                                                                                 --------------    --------------

    Historically, due to the nature of the company's business, large sales to individual customers were generated on a non-recurring basis. As a result, the company was not dependent on any single customer or small group of customers such that the loss of any of these would have a material adverse effect on the future results of the company.

    In the current period, with the acquisition of Spectrum (Note 2), the company has acquired certain election related printing contracts which are expected to produce recurring business for the company. In the current six-month period, one such customer accounted for $1,311,069 of the company's consolidated sales and operating income. Management believes that as it expands this area of its business, that its dependency on this customer will be reduced and the loss of such a customer would not have a material adverse effect on the future results of the company.

- --------------------------------------------------------------------------------

18.  SUBSEQUENT EVENTS

    a) Subsequent to 31 December 2000 80,000 share purchase options were exercised for cash in the amount of CDN $118,000.

    b) By an agreement dated 19 January 2001, the company has secured the services of a key employee for an initial term of two years. The contract contains fixed annual compensation of $120,000 per year and is automatically renewed for successive two year terms unless either party gives the required 30 days notice prior to the expiration of the contract term.

        The key employee was also granted 200,000 stock options at CDN $2.39 per share, which vest at 100,000, one year from the effective date and 100,000 two years from the effective date. The options are subject to regulatory approval.

- --------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED DECEMBER 31, 1999.

         SALES AND OPERATING INCOME.

         Sales and other income decreased 26.6%, or $1,340,000, to $3,706,000 in the second quarter ended December 31, 2000 from $5,046,000 in the second quarter ended December 31, 1999. The August 10, 2000 acquisition of Spectrum Print & Mail Services, Ltd. (Spectrum) and its sales of $1,755,000 served to partially mitigate the decrease in sales from the quarter ended December 31, 1999 to the quarter ended December 31, 2000. The decrease in sales is due to the requirements of the Electoral Boards to have all new electoral equipment and processes in operation by the months of May to June of a National election year. As a result, Electoral Boards did not purchase new equipment in the second half of the year. Management had anticipated the decrease within the second quarter and anticipates a subsequent rise in revenue in the fourth quarter of fiscal year 2001 and during the 2002 fiscal year.

         COST OF SALES AND OPERATING EXPENSES.

         Cost of sales and operating expenses decreased 16.5%, or $428,000, to $2,163,000 in the second quarter of fiscal 2001 from $2,591,000 in the second quarter of fiscal 2000. The acquisition of Spectrum caused a $950,000 increase in cost of sales and operating expenses. The gross margin on the Spectrum sales was 45.9% in the second quarter of fiscal 2001, as compared to 58.6% in the first quarter of fiscal 2001. The decrease in second quarter gross margin was related to product mix. In the second quarter of the 2001 period, the company's cost of sales and operating expense on its core electoral equipment products as a percentage of its gross revenues on core electoral products decreased to 37.8%, from 48.7% in the quarter ended December 31, 1999 period. The decrease in gross margin is due to the heavier mix of sales via resellers in the 2001 period as compared to the 2000 period. The gross margin on sales via resellers is much lower, due to the application of dealer discounts, than internally generated sales as the reseller bears its own selling, administrative and general expenses.

         SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

         In the second quarter ended December 31, 2000, selling, administrative and general expenses increased 49.1%, or $890,000, to $2,703,000, from $1,813,000 in the second quarter ended December 31, 1999. Of the increase in selling, administrative and general expenses, $207,000 is attributable to Spectrum. The increase is also attributable to recording a $525,000 provision for possible uncollectible accounts and estimated costs to remedy certain contract disputes with a customer.

         Included in the 31 December 2000 gross accounts receivable of $3,963,572, are three authorized resellers which together account for $1,728,942 or 43.6% of this balance. To 1 February 2001, the company has collected $6,260 from these customers and the balance is due on specific terms. The company has made a provision of $200,000 for disputed and potentially uncollectible amounts from these resellers yielding a net current accounts receivable balance of $3,763,572.

         Included in the 31 December 2000 gross contracts receivable of $2,571,986 is one election customer, which accounts for $1,326,038 or 51.6% of this balance. To 1 February 2001, the company has collected $Nil from this customer on the balance owing at 31 December 2000. The balance is past due and management is currently in negotiations with the customer in an attempt to resolve certain disputes relating to the company's completion of this contract. Management is confident that the technical issues can be resolved to the satisfaction of both parties. A provision for loss in the amount of $325,360 has been recorded in the accounts of the company as of 31 December. Should the company be unable to satisfy the customer's expectations then a mediation process is anticipated and the possible range of loss would be $Nil to the full balance owing. The net contracts receivable amounts to $2,246,626 as at 31 December 2000.

         The remaining increase relates to an increase in sales efforts including the expansion of customer support abilities and other costs incurred to support the November 2000 Presidential election.

         RESEARCH AND DEVELOPMENT EXPENSES.

         Research and development expenses amounted to $179,000 in the second quarter of fiscal 2001 plus an additional $285,000 which were capitalized in the quarter for total research and development expenditures of $464,000 in the quarter. Research and development expenses amounted to $162,000 in the second quarter of fiscal 2000 and no additional costs were capitalized in the quarter. In the quarter ended December 31, 2000, significant expenditures were incurred on the Accu-Touch software; this was not occurring in the quarter ended December 31, 1999 to the same degree.

         INTEREST.

         Interest expense increased 83.9%, or $115,000, to $252,000, in the second quarter of fiscal 2001 from $137,000 in the second quarter of fiscal 2000. Spectrum accounted for the increase due to $110,000 of interest on its capital leases and operating line. The interest on non-Spectrum obligations decreased in the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999 due to strong accounts receivable collections reducing the outstanding loans payable and much lower sales in the quarter resulting in less demand on the working capital line. The increase was within the Company's operating plan.

         AMORTIZATION.

         Amortization increased 438.1%, or $276,000, to $339,000 in the second quarter of fiscal 2001, from $63,000 in the second quarter of fiscal 2000. Of the increase in amortization, $104,000 is attributable to amortization of goodwill on the August, 2000 Spectrum acquisition. The remaining increase was anticipated and is a result of acquisition of depreciable assets.

         REVALUATION OF TRADE-IN EQUIPMENT.

         The trade-in inventory write off amounted to nil in the quarter ended December 31, 2000, which is $131,000 less than the amount that was written off in the quarter ended December 31, 1999. The trade-in inventory write down was complete at the end of the fiscal year ending June 30, 2000.

         LOSS PER SHARE.

         Loss for the second quarter ended December 31, 2000 was $1,288,000 or $(0.06) per share compared to earnings of $120,000, or $0.01 per share for the same period in the previous year.

         The decrease in earnings per share for the 2000 period as compared to the 1999 period was mainly attributable to a decrease in revenue from sales of products. The decrease also resulted from decreased gross margins due to the increase in sales to resellers, increases in selling, administrative and general expense, research and development, interest and amortization and offset by decreases in cost of sales and operating expenses.


YEAR TO DATE DECEMBER 31, 2000 COMPARED TO YEAR TO DATE DECEMBER 31, 1999.

         SALES AND OPERATING INCOME.

         Year to date sales and other income for the six months ended December 31, 2000 decreased 36.3% or $4,105,000, to $7,197,000 from $11,302,000 for the six months ended December 31, 1999. The August 10, 2000 acquisition of Spectrum Print & Mail Services, Ltd. (Spectrum) and its sales of $3,099,000 served to partially mitigate the decrease in sales from the six months ended December 31, 1999 to the six months ended December 31, 2000. The decrease in sales is due to the requirements of the Electoral Boards to have all new electoral equipment and processes in operation by the months of May to

June of a National election year. As a result, Electoral Boards did not purchase new equipment in the second half of the year. Management had anticipated the decrease within the second quarter and anticipates a subsequent rise in revenue in the fourth quarter of fiscal year 2001 and during the 2002 fiscal year.

         COST OF SALES AND OPERATING EXPENSES.

         Year to date cost of sales and operating expenses for fiscal period 2001 decreased 33.7% or $2,006,000, to $3,944,000 from $5,950,000 for fiscal
2000. The acquisition of Spectrum caused an increase of $1,506,000 in the cost of sales and operating expenses. In the six months ended December 31, 2000, the company's cost of sales and operating expense on its core electoral equipment products as a percentage of its gross revenues on core electoral products decreased to 40.5%, from 47.4% in the six months ended December 31, 1999. The decrease in gross margin is due to the heavier mix of sales via resellers in the 2001 period as compared to the 2000 period. The gross margin on sales via resellers is much lower, due to the application of dealer discounts, than internally generated sales as the reseller bears its own selling, administrative and general expenses.

         SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

         In the six months ended December 31, 2000, selling, administrative and general expenses increased 31.8%, or $1,112,000, to $4,606,000, from $3,494,000 in the six month period ended December 31, 1999. Of the increase in selling, administrative and general expenses, $308,000 is attributable to Spectrum. The increase is also attributable to recording a $525,000 provision for possible uncollectible accounts and estimated costs to remedy certain contract disputes with a customer.

         Included in the 31 December 2000 gross accounts receivable of $3,963,572, are three authorized resellers which together account for $1,728,942 or 43.6% of this balance. To 1 February 2001, the company has collected $6,260 from these customers and the balance is due on specific terms. The company has made a provision of $200,000 for disputed and potentially uncollectible amounts from these resellers yielding a net current accounts receivable balance of $3,763,572.

         Included in the 31 December 2000 gross contracts receivable of $2,571,986 is one election customer which accounts for $1,326,038 or 51.6% of this balance. To 1 February 2001, the company has collected $Nil from this customer on the balance owing at 31 December 2000. The balance is past due and management is currently in negotiations with the customer in an attempt to resolve certain disputes relating to the company's completion of this contract. Management is confident that the technical issues can be resolved to the satisfaction of both parties. A provision for loss in the amount of $325,360 has been recorded in the accounts of the company as of 31 December. Should the company be unable to satisfy the customer's expectations then a mediation process is anticipated and the possible range of loss would be $Nil to the full balance owing. The net contracts receivable amounts to $2,246,626 as at 31 December 2000.

         The remaining increase relates to an increase in sales efforts including the expansion of customer support abilities and other costs incurred to support the November 2000 Presidential election.

         RESEARCH AND DEVELOPMENT EXPENSES.

         Research and development expenses amounted to $318,000 in the second quarter of fiscal 2001 plus an additional $426,000 which were capitalized in the quarter for total research and development expenditures of $744,000 in the current year to date. Research and development expenses amounted to $303,000 in the same six month period of fiscal 2000 and no additional costs were capitalized in the quarter. In the period ended December 31, 2000 significant expenditures were incurred on the Accu-Touch software; this was not occurring in the quarter ended December 31, 1999 to the same degree. The increase in research and development expense in the fiscal period 2001 period was within the Company's operating plan. The Company continues to fund research and development in order to offer leading edge products to the market place.

         INTEREST.

         Interest expense increased 57.0%, or $162,000, to $446,000, in the first six months of fiscal 2001 from $284,000 in the first six months of fiscal 2000. Spectrum accounted for the increase due to $172,000 of interest on its capital leases and operating line. The interest on non-Spectrum obligations decreased in the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999 due to strong accounts receivable collections reducing the outstanding loans payable and much lower sales in the quarter resulting in less demand on the working capital line. The increase was within the Company's operating plan.

         AMORTIZATION.

         Year to date amortization for fiscal 2001 increased 225.5%, or $385,000, to $556,000 from $171,000 in fiscal 2000. Of the increase in amortization, $158,000 is attributable to amortization of the goodwill related to the Spectrum acquisition. The remaining increase was anticipated and is a result of the acquisition of depreciable assets.

         REVALUATION OF USED EQUIPMENT.

         Year to date trade-in inventory write off for fiscal 2001 amounted to nil, which is $262,000 less than the amount that was written off in fiscal 2000. The trade-in inventory write down was complete at the end of the fiscal year ending June 30, 2000.

         LOSS PER SHARE.

         Year to date loss for fiscal 2001 was $1,765,000 or $(0.09) per share compared to earnings of $788,000, or $0.04 per share for the same period in the previous year.

         The decrease in earnings per share for fiscal 2001 period as compared to the 2000 period was mainly attributable to a decrease in revenue from sales of products. The decrease also resulted from decreased gross margins due to the increase in sales to resellers, increases in selling, administrative and general expense, research and development, interest and amortization and offset by decreases in cost of sales and operating expenses.

         LIQUIDITY AND CAPITAL RESOURCES.

         The Company uses a combination of internally generated funds and bank borrowings to finance its working capital requirements, capital expenses and operations. During the period ended December 31, 2000, the Company generated most of its funding through cash flow.

         At December 31, 2000, the Company's cash totaled $1,745,688, a decrease of $625,910 from September 30, 2000. Accounts and contracts receivable decreased to $6,010,000 at December 31, 2000 from $7,514,000 at September 30, 2000. Due to the nature of the Company's business, timing of payments on large contracts may vary significantly, causing significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon delivery dates for voting systems. At December 31, 2000, inventory amounted to $4,743,000, a decrease of $684,000 from September 30, 2000. The decrease in inventory is within the Company's operating plan.

         The Company has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At December 31, 2000, agreements receivable less current portion amounted to $550,000 compared to $546,000 as at September 30, 2000.

         The Company currently has four loans outstanding, one with Compass Bank, Albuquerque, New Mexico, a line of credit with Hibernia National Bank of Texas, McKinney, Texas and a promissory note payable to Mrs. Deborah M. Dean. Spectrum has a line a line of credit with U. S. Bank. One loan in the amount of $896,200 is secured by a specific Global USA contract in the amount of $1,326,000. This loan bears interest at Compass Bank of Albuquerque Prime Rate plus 1% and is due February 22, 2001. The line of credit with Hibernia National Bank of Texas in the amount of $2,248,545 is secured by a blanket assignment of accounts receivable, and bears interest at The Wall Street Journal Prime Rate and is due July 18, 2001. The promissory note payable in the amount of $832,938 is unsecured and is non-interest bearing. Payments are due $333,334 September 29, 2001; $333,333 September 29, 2002 and $333,333 September 29, 2002. The line of credit with U. S. Bank in the amount of $48,758 is secured by a commercial security agreement covering all assets of Spectrum and an unlimited guarantee from the former shareholder of Spectrum. This line of credit bears interest at
U. S. Bank prime plus 4%. The loans are used for working capital purposes.

         The Company's revolving line of credit with Hibernia National Bank of Texas is currently limited to a maximum of $5,000,000. Management are currently investigating an increase in this borrowing capacity to fund the anticipated increase in sales flowing from the November 2000 elections.

         Management believes that its existing financial resources, including internally generated funds and available bank line of credit and borrowings will not be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months. The Company generally uses a combination of internally generated funds and bank borrowings to finance its working capital requirements, capital expenses and operations. Due to the November 2000 elections, a significant opportunity exists for the company to significantly increase its sales in the future. Management has forecast significant upcoming sales although the timing of these sales is difficult to predict given the current political environment. As a result, the forecast increase in sales will require an increase to the company's existing line of credit limit and will require an equity infusion or term loan funding in order to provide sufficient working capital to meet the inventory build-up and receivables increase during this anticipated growth phase. Management is confident that such resources are available. During the period ended December 31, 2000, the Company generated most of its funding through cash flow.

FUTURE OUTLOOK.

         During the election of 2000, voting processes appeared to falter due in large measure to a preponderance of antiquated voting system technology. Approximately 52 per cent of the nation's voters cast their votes on punch card systems and mechanical lever machines, neither of which are currently being manufactured. Global now anticipates a general public mandate to eliminate such systems that did not pass the accuracy test in November 2000.

         The company's current product line of precinct based optical scan AccuVote technology and it's AccuVote-TS touch screen systems were used in approximately 850 voting jurisdictions (in 37 States including 17 Florida counties) and survived the intense post-election scrutiny without debate. Management anticipates a gradual transition to new voting technologies for the remainder of 2001 and early 2002, but expects it to accelerate rapidly in 2003 and into to the early part of 2004, before the Presidential primary season begins.

         Because of these changing dynamics, the company has revised its assessment of the domestic market to a range from $633,000,000 to $1,500,000,000 depending upon system configurations, types of voting system technology, financing, service and support contracts and other considerations.

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

         No material legal proceeding is pending or, to the knowledge of the Company, threatened by any governmental agency, against the Company.

         Item 2. Changes in Securities

         On August 2, 2000, the Company granted to a director of the Company 50,000 share purchase options with an exercise price of CDN $1.25 per share and an expiration date of August 2, 2005. The options were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         On August 23, 2000, a former director of the Company exercised 50,000 share purchase options with an exercise price of CDN $1.25 per share for cash in the amount of $42,174. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


         Item 3. Defaults Upon Senior Securities

                 None

         Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual General Meeting on November 10, 2000. The results of the shareholder votes taken at such meeting are reported in Part II,
Item 4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

         Item 5. Other Information

                 None

         Item 6. Exhibits and Reports on Form 8-K


                 A. Exhibits

                    3.1 Memorandum and Articles of Incorporation, as amended.(1)

                    4.1 (1) Parts 7, 10, 12, and 27 of the Memorandum and Articles of Incorporation, as amended, set forth in
                    Exhibit 3.1.(1)

                    10.7 Employment Agreement dated January 19, 2001 with S. Michael Rasmussen.

                    11 Computation of per-share income Treasury Stock Method of the Company.

         (1) Incorporated by reference to the Company's Form 10-SB filed with the commission on July 31, 1998.

                    B.   Reports on Form 8-K

                         The Company filed no reports on Form 8-K during the
second quarter of Fiscal 2001.


                                    Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

Dated: February 14, 2001

                                 Global Election Systems Inc.

                                 By: /s/ Robert J. Urosevich
                                     -------------------------------------------
                                     Robert J. Urosevich, President, and
                                         Chief Operating Officer

                                INDEX TO EXHIBITS


       EXHIBIT
        NUMBER    DESCRIPTION
       --------   -----------


         3.1      Memorandum and Articles of Incorporation, as amended. (1)

         4.1      (1) Parts 7, 10, 12, and 27 of the Memorandum and Articles of
                  Incorporation, as amended, set forth in Exhibit 3 .1 (1)

         10.7     Employment Agreement dated January 19, 2001 with S. Michael
                  Rasmussen

         11 Computation of per-share income Treasury Stock Method of the Company.


         (1) Incorporated by reference to the Company's Form 10-SB filed with the commission on July 31, 1998.