Form 10QSB
period 2001-03-31
GLOBAL ELECTION SYSTEMS INC
filed 2001-05-22
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from       to
                               -----    -----

                             SEC File Number 0-24725

                          GLOBAL ELECTION SYSTEMS INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

British Columbia, Canada                         85-0394190
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2001 the issuer had 20,570,340 shares of its common stock outstanding.


         Transitional Small Business Disclosure Form (check one): Yes [ ] No [x]

                               TABLE OF CONTENTS

Part 1.  FINANCIAL INFORMATION

         Item 1.           Interim Consolidated Financial Statements.

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

Part 1.           FINANCIAL INFORMATION

         Item 1:           INTERIM CONSOLIDATED FINANCIAL STATEMENTS



                          GLOBAL ELECTION SYSTEMS INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  31 MARCH 2001

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

                              Chartered Accountants




REVIEW ENGAGEMENT REPORT

--------------------------------------------------------------------------------

TO THE SHAREHOLDERS OF GLOBAL ELECTION SYSTEMS INC.:

We have reviewed the interim consolidated balance sheet of Global Election Systems Inc. as at 31 March 2001 and the interim consolidated statements of changes in shareholders' equity, income (loss) and cash flows for the period then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with accepted accounting principles generally accepted in Canada.






Burnaby, B.C.                                    STALEY, OKADA, CHANDLER & SCOTT
8 May 2001                                                 CHARTERED ACCOUNTANTS

--------------------------------------------------------------------------------

                                                                     Statement 1

GLOBAL ELECTION SYSTEMS INC.

INTERIM CONSOLIDATED BALANCE SHEET
U.S. Funds
Prepared Without Audit



                                                                              AS AT           As at
                                                                            31 MARCH         30 June
ASSETS                                                                        2001           2000
                                                                          ------------    ------------

CURRENT
   Cash and short term deposits                                           $  1,731,835    $  1,446,613
   Accounts receivable                                                       3,295,094       6,204,048
   Contracts receivable                                                      1,073,354       6,512,549
   Work-in-progress                                                            700,311         822,211
   Deposits and prepaid expenses                                               714,348         286,248
   Inventory (Note 4)                                                        5,465,125       5,352,216
   Current portion of agreements receivable                                    138,381         178,808
                                                                          ------------    ------------
                                                                            13,118,448      20,802,693
AGREEMENTS RECEIVABLE (Note 5)                                                 530,000          15,876
DEFERRED COSTS (Note 6)                                                      1,399,457         587,852
CAPITAL ASSETS (Note 7)                                                      2,691,294         540,293
OTHER ASSETS (Note 8)                                                        2,252,480         549,750
                                                                          ------------    ------------
                                                                          $ 19,991,679    $ 22,496,464
                                                                          ============    ============

LIABILITIES
CURRENT
   Accounts payable and accrued liabilities                               $  4,549,919    $  3,953,980
   Deferred revenue                                                            501,105         348,692
   Current portion of loans payable                                          4,996,021       1,768,373
   Current portion of capital lease obligation                                 555,048              --
                                                                          ------------    ------------
                                                                            10,602,093       6,071,045
FUTURE INCOME TAXES PAYABLE (Note 12)                                               --         145,000
LOANS PAYABLE (Note 9)                                                              --       3,600,000
CAPITAL LEASE OBLIGATION (Note 10)                                           1,065,964              --

                                                                            11,668,057       9,816,045
                                                                          ------------    ------------
CONTINUED OPERATIONS (Note 1a)
COMMITMENTS (Note 13)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 11)
   Authorized:
     100,000,000 common voting shares, without par value
      20,000,000 convertible voting preferred shares, without par value
   Issued and fully paid:
      20,520,340 (18,583,673) common shares                                 11,651,770      10,217,262
RETAINED EARNINGS (DEFICIT) - Statement 2                                   (3,328,148)      2,463,157
                                                                          ------------    ------------

                                                                             8,323,622      12,680,419
                                                                          ------------    ------------
                                                                          $ 19,991,679    $ 22,496,464
                                                                          ============    ============



ON BEHALF OF THE BOARD:

Signed: "ROBERT J. UROSEVICH", Director

Signed: "CLINTON H. RICKARDS", Director


                           - See Accompanying Notes -

                                                                     Statement 2

GLOBAL ELECTION SYSTEMS INC.

INTERIM CONSOLIDATED STATEMENT OF
     CHANGES IN SHAREHOLDERS' EQUITY
U.S. Funds
Prepared Without Audit



                                                                                    Retained
                                                              Common Shares          Earnings
                                                         Shares          Amount      (Deficit)         Total
                                                      ------------   ------------   ------------    ------------

Balance - 30 June 1999                                  18,483,673   $ 10,126,865   $  1,355,738    $ 11,482,603
  Issuance of shares on exercise of options ($0.90
    per share)                                             100,000         90,397             --          90,397
  Net income for the period - Statement 3                       --             --        862,116         862,116
                                                      ------------   ------------   ------------    ------------
Balance - 31 March 2000                                 18,583,673   $ 10,217,262   $  2,217,854    $ 12,435,116
                                                      ------------   ------------   ------------    ------------

Balance - 30 June 2000                                  18,583,673   $ 10,217,262   $  2,463,157    $ 12,680,419
  Issuance of shares on exercise of options ($0.90
    per share)                                             170,000        152,524             --         152,524
  Issuance of shares on exercise of warrants ($1.21
    per share)                                             166,667        201,050             --         201,050
  Issuance of shares on acquisition of subsidiary
    ($0.68 per share)                                    1,600,000      1,080,934             --       1,080,934
  Net income (loss) for the period - Statement 3                --             --     (5,791,305)     (5,791,305)
                                                      ------------   ------------   ------------    ------------
Balance - 31 March 2001                                 20,520,340   $ 11,651,770   $ (3,328,148)   $  8,323,622
                                                      ------------   ------------   ------------    ------------



                           - See Accompanying Notes -

                                                                     Statement 3

GLOBAL ELECTION SYSTEMS INC.
INTERIM CONSOLIDATED STATEMENT OF INCOME (LOSS)
FOR THE NINE MONTHS ENDED 31 MARCH
U.S. Funds
Prepared Without Audit



                                                     For the Quarter Ended        For the Nine Months Ended 31
                                                           31 March                          March
                                                      2001            2000            2001            2000
                                                  ------------    ------------    ------------    ------------

REVENUE
   Sales and operating income                     $  2,736,134    $  3,951,563    $  9,901,334    $ 15,230,720
   Other income                                          5,757           3,315          37,977          25,672
                                                  ------------    ------------    ------------    ------------
                                                     2,741,891       3,954,878       9,939,311      15,256,392
                                                  ------------    ------------    ------------    ------------
COSTS AND EXPENSES
   Cost of sales and operating expenses              1,952,259       2,012,181       5,896,102       7,962,223
   Selling, administrative and general expenses      3,364,408       1,395,671       7,970,333       4,889,845
   Research and development expenses                   170,664         120,274         488,842         423,364
   Interest                                            128,041         125,587         574,344         409,728
   Amortization                                        389,855          93,287         945,995         264,143
                                                  ------------    ------------    ------------    ------------
                                                     6,005,227       3,747,000      15,875,616      13,949,303


INCOME (LOSS) BEFORE THE UNDERNOTED                 (3,263,336)        207,878      (5,936,305)      1,307,089
    Revaluation of used equipment                           --        (131,175)             --        (393,525)
                                                  ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                   (3,263,336)         76,703      (5,936,305)        913,564
    Provision for income taxes (Note 12)              (762,500)         (2,552)        145,000         (51,448)
                                                  ------------    ------------    ------------    ------------
NET INCOME (LOSS) FOR THE PERIOD                  $ (4,025,836)   $     74,151    $ (5,791,305) $      862,116
                                                  ------------    ------------    ------------    ------------


EARNINGS (LOSS) PER SHARE - U.S. FUNDS
   Basic                                          $      (0.20)   $       0.01    $      (0.29)   $       0.05
   Fully diluted                                  $        N/A    $       0.01    $        N/A    $       0.04
                                                  ------------    ------------    ------------    ------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                     19,923,982      18,550,795      19,923,982      18,550,795
                                                  ------------    ------------    ------------    ------------



                           - See Accompanying Notes -

                                                                     Statement 4

GLOBAL ELECTION SYSTEMS INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED 31 MARCH
U.S. Funds
Prepared Without Audit



                                                   For the Quarter Ended      For the Nine Months Ended 31
                                                        31 March                        March
                                                   2001           2000           2001           2000
                                                -----------    -----------    -----------    -----------

OPERATING ACTIVITIES
   Net income (loss) for the period             $(4,025,836)   $    74,151    $(5,791,305)   $   862,116
   Items not affecting cash
     Amortization                                   389,855         93,287        945,995        264,143
     Allowance for doubtful accounts                724,640             --      1,250,000             --
     Recovery of future income taxes                762,500             --       (145,000)            --
     Amortization of deferred costs                  53,459             --        110,761             --
     Revaluation of used equipment                       --        131,175             --        393,525
                                                -----------    -----------    -----------    -----------
                                                 (2,095,382)       298,613     (3,629,549)     1,519,784
    Changes in non-cash working capital
     Accounts receivable                            458,838      1,165,914      2,049,314         20,853
     Contracts receivable                           538,272       (359,023)     4,478,835      2,119,239
     Work-in-progress                              (382,888)            --         41,900             --
     Deposits and prepaid expenses                 (365,261)        69,912       (428,100)         3,324
     Inventory                                     (721,936)      (281,991)      (112,909)    (1,510,930)
     Accounts payable and accrued liabilities     2,096,694       (280,197)       595,939      1,680,962
     Deferred revenue                              (141,177)      (108,486)       152,413       (622,717)
                                                -----------    -----------    -----------    -----------
                                                   (612,840)       504,742      3,147,843      3,210,515
                                                -----------    -----------    -----------    -----------
INVESTING ACTIVITIES
   Other assets                                          --             --        (65,066)            --
   Deferred costs                                  (496,180)      (563,425)      (922,366)      (563,425)
   Capital assets acquired                          (32,635)       (60,807)    (2,653,726)      (106,827)
   Agreements receivable                             22,739         80,902        176,303        321,529
                                                -----------    -----------    -----------    -----------
                                                   (506,076)      (543,330)    (3,464,855)      (348,723)
                                                -----------    -----------    -----------    -----------
FINANCING ACTIVITIES
   Loans payable                                    969,580        501,310     (1,372,352)    (1,620,240)
   Capital lease obligations                       (143,659)            --      1,621,012             --
   Common shares issued                             279,142             --        353,574         90,397
                                                -----------    -----------    -----------    -----------
                                                  1,105,063        501,310        602,234     (1,529,843)
                                                -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                     (13,853)       462,722        285,222      1,331,949
   Cash position - Beginning of period            1,745,688      1,490,447      1,446,613        621,220
                                                -----------    -----------    -----------    -----------
CASH POSITION - END OF PERIOD                   $ 1,731,835    $ 1,953,169    $ 1,731,835    $ 1,953,169
                                                -----------    -----------    -----------    -----------


SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
    Issuance of shares for subsidiary           $        --    $        --    $ 1,080,934    $        --
    Issuance of note payable for subsidiary     $        --    $        --    $ 1,000,000    $        --
    Goodwill acquired for shares and note       $        --    $        --    $(2,080,934)   $        --
   Exchange of trade receivable for agreement
      receivable                                $        --    $        --    $   650,000    $        --
                                                -----------    -----------    -----------    -----------


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     These interim consolidated financial statements have been prepared using generally accepted accounting principles of Canada as follows:

     a)  CONTINUED OPERATIONS

         These interim consolidated financial statements are prepared on a going concern basis which assumes that the company will be able to realize assets and discharge liabilities in the normal course of business. As at 31 March 2001, the company has a deficit of $3,328,148 as a result of the current period loss. The ability to continue as a going concern is dependent on its ability to:

         i) Re-establish profitable operations in the future as the industry recovers from the effects of the November 2000 general election.

         ii)  Receive continued financial support from its bankers.

         iii) Obtain additional financing.

     b)  NATURE OF OPERATIONS

         The company markets a complete electronic voting system, which includes vote tally and voter registration software. The company also participates in the ballot printing, absentee voter and remote voting sectors of the election industry.

     c)  CONSOLIDATION

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

         On 26 April 2000, the company's wholly-owned U.S. subsidiary incorporated a wholly-owned subsidiary, Integrivote.com, Ltd., a company incorporated in Nevada, U.S.A. The subsidiary remained inactive and was recently dissolved.

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit



--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     e)  INVENTORY

         Inventory of finished goods is valued at the lower of cost and net realizable value as estimated by management. Parts and supplies are valued at the lower of average cost and net realizable value, less any allowances for obsolescence. Inventory of goods taken in trade are treated as additional discounts granted to complete sales agreements and no value is recognized in inventory.
     f)  AMORTIZATION

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

     j)  WORK-IN-PROGRESS

         Amounts related to revenues recognized in the fiscal period which remain unbilled to the customer at the end of the fiscal period are presented as work-in-progress in these interim consolidated financial statements.

     k)  WARRANTY RESERVE

         Provisions for future estimated warranty costs are recorded in the accounts based upon historical maintenance records. Management periodically reviews the warranty reserve to determine the adequacy of the provision.

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit


-------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     l)  RESEARCH AND DEVELOPMENT

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

     n)  EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share computations are based on the weighted-average number of shares outstanding during the period. Fully diluted earnings per share are based on the actual number of shares outstanding at the end of the period plus performance shares, and share purchase options and warrants as if they had been issued as at the beginning of the period. A fully diluted loss per share computation is not presented because the effect of share purchase options and warrants is anti-dilutive.

     o)  MANAGEMENT'S ESTIMATES

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

     p)  FUTURE INCOME TAXES

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit



-------------------------------------------------------------------------------

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

     ii) Cash payment of $600,000 on 29 September 2000 (paid);

     iii) Cash payment of $333,334 on 29 September 2001;

     iv) Cash payment of $333,333 on 29 September 2002;

     v) Cash payment of $333,333 on 29 September 2003.

     A summary, as at 10 August 2000, of the consideration paid or accrued and the net identifiable assets of Spectrum is as follows:

Consideration Paid or Accrued



Fair market value of 1,600,000 common shares issued  (i)                                      $   1,080,934
Cash consideration paid                                                                             600,000
Cash consideration payable (Note 9b)                                                              1,000,000
Deferred interest portion related to discounted cash consideration payable (Note 9b)               (219,583)
                                                                                              -------------
Total consideration paid or accrued                                                           $   2,461,351
                                                                                              -------------

Net Identifiable Assets Acquired
Cash                                                                                          $      18,837
Other current assets                                                                                 36,984
Capital assets                                                                                    2,030,676
Goodwill                                                                                          2,146,000
Bank loan                                                                                           (46,952)
Other current liabilities                                                                           (59,686)
Capital lease obligation                                                                         (1,664,508)
                                                                                              -------------
                                                                                              $   2,461,351
                                                                                              -------------

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit



-------------------------------------------------------------------------------

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

     Included in the 31 March 2001 gross accounts receivable of $3,830,094, are two authorized resellers which together account for $2,444,637 or 63.8% of this balance. To 8 May 2001, the company has collected $429,708 from these customers and the balance is due on specific terms. The company has made a provision of $535,000 for disputed and potentially uncollectible amounts from its trade receivables yielding a net current accounts receivable balance of $3,295,094.

     Included in the 31 March 2001 gross contracts receivable of $1,708,354 is one election customer, which accounts for $1,327,191 or 77.7% of this balance. To 8 May 2001, the company has collected $Nil from this customer on the balance owing at 31 March 2001. The balance is past due and management is currently in negotiations with the customer in an attempt to resolve certain disputes relating to the company's completion of this contract. Management is confident that the technical issues can be resolved to the satisfaction of both parties. A provision for loss in the amount of $635,000 has been recorded in the accounts of the company as of 31 March 2001. Should the company be unable to satisfy the customer's expectations then a mediation process is anticipated and the possible range of loss would be $Nil to the full balance owing. The net contracts receivable amounts to $1,073,354 as at 31 March 2001.

     The 31 March 2001 gross work-in-progress amounts to $780,311 representing the revenue unbilled contracts in progress. A provision for loss in the amount of $80,000 has been established to provide for potentially uncollectible amounts on these contracts. The net work-in-progress amounts to $700,311 as at 31 March 2001.

-------------------------------------------------------------------------------

4.   INVENTORY

     Details are as follows:


                                   31 MARCH       30 JUNE
                                     2001           2000
                                 ------------   ------------
Supplies and parts               $  3,230,570   $  3,115,792
Finished goods                      2,234,555      2,236,424
                                 ------------   ------------
                                 $  5,465,125   $  5,352,216
                                 ------------   ------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit



--------------------------------------------------------------------------------

5.   AGREEMENTS RECEIVABLE

     a)  Details of agreements receivable from customers are as follows:


                                                                          31 MARCH      30 JUNE
                                                                            2001          2000
                                                                          ---------    ---------
Assignment receivable (Note 5b)                                           $ 650,000           --
Sales agreement receivable with interest at 5.4% per annum  commencing
    15 July 1998, repayable by 15 July 2001, secured by the underlying
    goods                                                                    18,381       36,926
Sales agreement receivable with interest at 5% per annum,  repayable in
    60 equal monthly payments commencing 15 December 1995, secured by
    the underlying goods                                                         --       80,608
Sales agreement receivable with interest at 4.4% per annum commencing
    27 January 1998, repayable by 1 July 2000, secured by the
    underlying goods                                                             --       20,751
Sales agreement receivable, non-interest bearing, repayable in July
    2000, secured by underlying goods                                            --       56,399
                                                                          ---------    ---------
                                                                            668,381      194,684
Less:  Current portion                                                     (138,381)    (178,808)
                                                                          ---------    ---------
                                                                          $ 530,000    $  15,876
                                                                          ---------    ---------



         Scheduled principal repayments on the sales agreements receivable are as follows:


    Period to 31 March 2002                                                                     $       138,381
    Period to 31 March 2003                                                                              86,700
    Period to 31 March 2004                                                                              86,700
    Period to 31 March 2005                                                                              86,700
    Period to 31 March 2006                                                                              86,700
    Period to 31 March 2007 and subsequent                                                              183,200
                                                                                                ---------------
                                                                                                $       668,381
                                                                                                ---------------

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------




6.   DEFERRED COSTS

     Details areas follows:


                                                               Accumulated       31 MARCH           30 JUNE
                                                 Cost          Amortization         2001              2000
                                            ----------------  ---------------   ---------------  ----------------

Deferred development costs                  $      1,582,201  $       182,744   $     1,399,457  $        587,852


7.   CAPITAL ASSETS

     Details are as follows:


                                                               Accumulated       31 MARCH           30 JUNE
                                                 Cost          Amortization         2001              2000
                                            ----------------  ---------------   ---------------  ----------------
Demonstration and computer equipment        $        998,286  $       550,731   $       447,555  $        418,894
Manufacturing equipment                              454,452          118,014           336,438            27,084
Manufacturing
    Under capital leases                           1,980,182          297,027         1,683,155                --
Furniture and equipment                              310,485          195,102           115,383            84,019
Leasehold improvements                               160,178           51,415           108,763            10,296
                                            ----------------  ---------------   ---------------  ----------------
                                            $      3,903,583  $     1,212,289   $     2,691,294  $        540,293
                                            ----------------  ---------------   ---------------  ----------------



8.   OTHER ASSETS

     Details are as follows:


                                                               Accumulated       31 MARCH           30 JUNE
                                                 Cost          Amortization         2001              2000
                                            ----------------  ---------------   ---------------  ----------------
Patents                                     $        165,000  $       156,750   $         8,250  $         24,750
Goodwill                                           3,446,960        1,202,730         2,244,230           525,000
                                            ----------------  ---------------   ---------------  ----------------
                                            $      3,611,960  $     1,359,480   $     2,252,480  $        549,750
                                            ----------------  ---------------   ---------------  ----------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit




9.   LOANS PAYABLE

     a)  Details are as follows:


                                                                                       31 MARCH                30 June
                                                                                         2001                   2000
                                                                                      ------------          --------------
Revolving line of credit, bearing interest at The Wall Street Journal prime rate, interest payments due quarterly, balance due in full by 18 July 2001,
     $5,000,000 limit, secured by a commercial security agreement covering all
     assets of the company                                                            $  2,114,795          $    3,600,000

Line of credit, bearing interest at bank prime plus 1% per annum (interest rate floor of 10%), interest payments due quarterly, due in full by 28 May 2001, secured by a contract receivable with a balance receivable of $1,326,038 as
     at 31 December 2000                                                                   696,200                 904,950

Promissory note payable, bearing interest at 10% per annum, interest payments due with scheduled principal payments or prepayments, payments due $422,933 by 15 September 2001, $422,933 by 15 December 2001 and the balance by 15
     March 2002, secured (Note 9c)                                                       1,268,800                      --

Line of credit, bearing interest at bank prime rate plus 4%, interest payments due monthly plus a 1.25% payment on the outstanding principal balance with a minimum monthly principal payment of $250, secured by a commercial security agreement covering all assets of Spectrum and an unlimited guarantee from the former shareholder of Spectrum, repaid subsequent to 31
     March 2001                                                                             50,000                      --

Loan payable, non-interest bearing, payments due $333,334 by 29 September 2001,
     $333,333 by 29 September 2002 and $333,333 by 29 September 2003, unsecured
     (Note 9b)                                                                             866,226                       --

Line of credit, bearing interest at bank prime plus 1% per annum                                --                 480,000

Line of credit, bearing interest at bank prime plus 1% per annum                                --                 133,310



Line of credit, bearing interest at bank prime plus 1% per annum                                --                 250,113
                                                                                      ------------          --------------
                                                                                         4,996,021               5,368,373
    Less:  Current portion                                                              (4,996,021)             (1,768,373)
                                                                                      ------------          --------------
                                                                                      $         --          $    3,600,000
                                                                                      ------------          --------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------



9.   LOANS PAYABLE - Continued

        Scheduled principal repayments on the loans payable are as follows:


        Prior to 31 March 2002                                                                    $       4,279,354
        Prior to 31 March 2003                                                                              336,333
        Prior to 31 March 2004                                                                              336,334
        Prior to 31 March 2005                                                                                3,000
        Prior to 31 March 2006                                                                                3,000
        Prior to 31 March 2007 and subsequent                                                                38,000
                                                                                                  -----------------
                                                                                                  $       4,996,021
                                                                                                  -----------------

     b) The promissory note payable was issued as part consideration for the acquisition of Spectrum (Note 2) during the period ended 31 March 2001. Management has discounted the note payable using a discount rate of 13.5% per annum resulting in a deferred interest charge of $219,583.

         Details are as follows:


Face value of note payable                                                                        $       1,000,000
Discount factor                                                                                            (219,583)
                                                                                                  -----------------
                                                                                                            780,417
Interest accretion in the period                                                                             85,809
                                                                                                  -----------------
Balance - 31 March 2001                                                                           $         866,226
                                                                                                  -----------------

     c) The promissory note payable is denominated in Canadian funds for a total of $4,000,000. To 31 March 2001, $2,000,000 of the loan was advanced and the balance was received on 2 April 2002. The principal payments are $1,333,333 CDN funds by 15 September 2001, $1,333,333 CDN funds by 15 December 2001 and the balance by 15 March 2002. The loan is secured by a security interest covering the inventory of the company and $4,000,000 guarantees from the company's U.S. subsidiary and a director. Prepayments are required as to 10% of collected sales by the company and 10% of any proceeds from the issuance of any debt or equity securities is excess of U.S. $7,000,000. The lender was granted 600,000 share purchase warrants (Note 11b) and the director who guaranteed the loan was granted 100,000 share purchase warrants (Note 11a).

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------



10.  CAPITAL LEASE OBLIGATIONS

     a)  Details are as follows:

                                                                           31 March         30 June
                                                                             2001             2000
                                                                       -----------------  ------------

IFC Credit Corporation (Note 10b)                                      $         105,672  $         --
    Lease  #01,  bearing  an  implicit  interest  rate of 13.95%  per annum,  payable at $3,719 per month for 60 months to 20 September
    2003, secured by the related equipment

   Lease #02, bearing an implicit interest rate of 14.28% per annum, payable at $3,948 per month for 60 months to 1 December 2004,
   secured by the related equipment                                              147,368            --

   Lease #03, bearing an implicit  interest rate of 21.71% per annum, payable  at $3,240  per month  for 60 months to  1 November  2004,
   secured by the related equipment                                              108,750            --

   Lease #04, bearing an implicit  interest rate of 14.94% per annum, payable  at $3,901  per month  for 60  months  to  1 August  2005,
   secured by the related equipment                                              161,494            --

   Lease #05, bearing an implicit  interest rate of 14.94% per annum, payable  at $3,901  per month  for 60  months  to  1 August  2005,
   secured by the related equipment                                              161,494            --

Newcourt Leasing Corp. (Note 10c)
    Lease, bearing an implicit interest rate of 12.10% per annum, payable at $15,718 per month for 42 months to 1 November 2001,
    secured by the related equipment                                             120,192            --

Bankvest Capital Corp. (Note 10d)
    Lease, bearing an implicit interest rate of 10.30% per annum, payable at $11,223 per month for 42 months to 1 June 2002,
    secured by the related equipment                                             157,276            --

Copelco Capital, Inc. (Note 10e)
    Lease, bearing an implicit interest rate of 13.14% per annum, payable at $21,751 per month for 48 months to 29 February 2004,
    secured by the related equipment                                             658,766            --
                                                                       -----------------  ------------
                                                                               1,621,012            --
Less:  Current portion                                                          (555,048)           --
                                                                       -----------------  ------------
                                                                       $       1,065,964  $         --
                                                                       -----------------  ------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit

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

     f)  Scheduled annual lease payments on the capital leases are as follows:


        Period to 31 March 2002                                                                    $        745,942
        Period to 31 March 2003                                                                             519,193
        Period to 31 March 2004                                                                             441,460
        Period to 31 March 2005                                                                             155,076
        Period to 31 March 2006                                                                              39,010
                                                                                                   ----------------
                                                                                                   $      1,900,681
                                                                                                   ----------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------


11.  SHARE CAPITAL

     a)  STOCK OPTION PLAN

         The company has a stock option plan, which covers its officers and directors. The options are granted for varying terms ranging from three to five years. Options granted prior to 30 June 1998, were immediately vested upon grant. Options granted subsequent to 30 June 1998, vest over the term of the option. The following is a schedule of the activity pursuant to this stock option plan:


                                          Number of        Price per Share
                                            Shares             (CDN $)         Expiration Date
                                         -------------     ----------------    ---------------

Balance - 30 June 1999                      1,473,768      $1.25 to $2.05
     Options expired                          (23,768)          $1.25          22 August 2002
     Options expired                         (100,000)          $1.60          13 February 2003
     Options exercised                       (100,000)          $1.33          1 November 1999
     Stock options granted                     50,000           $1.69          7 February 2005
                                         ------------

Balance - 31 March 2000                     1,300,000      $1.25 to $2.05      15 October 2001 to
                                         ------------                           7 February 2005


Balance - 30 June 2000                      1,300,000      $1.25 to $2.05
     Options granted                           50,000           $1.25          2 August 2005
     Options granted                          200,000           $2.39          19 January 2003
     Options exercised                       (130,000)          $1.25          22 August 2002
     Options exercised                        (15,000)          $2.05          15 October 2001
     Options exercised                        (25,000)          $1.49          17 December 2002
                                         -------------

Balance - 31 March 2001                     1,380,000      $1.25 to $2.05      15 October 2001 to
                                         ------------                           2 August 2005


     b)  STOCK PURCHASE WARRANTS

         The following is a schedule of the activity pursuant to stock purchase warrants:


                                          Number of        Price per Share
                                            Shares             (CDN $)         Expiration Date
                                         -------------     ----------------    ---------------

Balance - 30 June 2000                        166,667           $1.88          31 March 2001
     Warrants exercised                      (166,667)          $1.88          31 March 2001
     Warrants granted                         600,000           $3.00          15 March 2006
     Warrants granted                         100,000           $3.00          3 May 2006
                                         ------------
Balance - 31 March 2001                       700,000
                                         ------------

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit



--------------------------------------------------------------------------------

12.  INCOME TAXES

a) A summary of the taxable income of the company for the period ended 31 March 2001 is as follows:


                                                 Canadian Parent     U.S. Subsidiaries         Total
                                               -------------------  -------------------  -------------------

Net loss before taxes per financial            $          (810,612) $        (5,125,693) $        (5,936,305)
    statements
Future benefit of current tax loss (Note 12b)                   --              (87,511)             (87,511)
                                               -------------------  -------------------  -------------------
Current Taxable Loss                           $          (810,612) $        (5,038,182) $        (5,848,794)
                                               -------------------  -------------------  -------------------
Statutory tax rate (i)                                        16.0%                35.0%                  --
                                               -------------------  -------------------  -------------------
Current Income Tax Provision                   $                --  $                --  $                --
                                               -------------------  -------------------  -------------------



         (i) No federal rate applied on application of investment tax credits (Note 12c).

b) A summary of the taxable income of the company for the period ended 31 March, 2001 is as follows:


                                                 Canadian Parent     U.S. Subsidiaries         Total
                                               -------------------- -------------------- --------------------

Future benefit of Current tax loss (Note 12a)  $                 --  $            87,511  $            87,511
Timing difference on deferred development
    costs                                                        --             (811,605)            (811,605)
Non-deductible amortization, interest and
    other                                                        --              309,809              309,809
                                               -------------------- -------------------- --------------------
Future Taxable Loss                            $                 --  $          (414,285) $          (414,285)
                                               -------------------- -------------------- --------------------
Statutory tax rate                                               --                 35.0%                35.0%
                                               -------------------- -------------------- --------------------
Future Income Tax Recovery                     $                 --  $           145,000  $           145,000
Future Income Taxes Payable - 30 June 2000                       --             (145,000)            (145,000)
                                               -------------------- -------------------- --------------------
Future Income Taxes Payable - 31 March 2001    $                 --  $                --  $                 -
                                               -------------------- -------------------- --------------------

     c) The company has unclaimed investment tax credits, for Canadian tax purposes, arising from its research and development activities in the amount of $317,000 which may be carried forward to be applied against future federal taxes payable. The future tax benefits, if any, of these tax credits have not been recognized in the accounts and expire as follows:



        2002                                                                                   $            103,000
        2004                                                                                                 34,000
        2005                                                                                                 63,000
        2006                                                                                                117,000
                                                                                               --------------------
                                                                                               $            317,000
                                                                                               --------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

12.  INCOME TAXES - Continued

     d) As at 31 March 2001, the company has tax losses, for Canadian tax purposes, of approximately $707,000, which may be carried forward, to be applied against future taxable income. The future benefits, if any, of these tax losses have not been recognized in the accounts of the company and expire in 2007.

     e) As at 31 March 2001, the company's subsidiary has tax losses, for U.S. tax purposes, of approximately $5,212,000, which may be carried forward, to be applied against future taxable income. The future benefits, if any, of these tax losses have not been recognized in the accounts of the company and expire in 2011.

--------------------------------------------------------------------------------

13.  COMMITMENTS

     a) By way of an employment agreement, the company secured the services of a key employee for a three-year term, which expired 31 July 2000. The contract contained fixed annual compensation totaling $180,000 per annum plus a bonus of 3% of earnings before taxes not to exceed $200,000 per annum. During the quarter ended 30 September 2000, the parties reached a mutual agreement to not extend the contract past the 31 July 2000 expiry date. Severance totaling $162,000 was negotiated and will be paid on a monthly basis to April 2001, subject to the employee meeting the terms of the severance agreement.

     b) By way of an employment agreement, the company has secured the services of a key employee of Spectrum for an initial term, which expires 31 December 2002. The contract contains fixed annual compensation of $144,000 per annum for the initial twelve months of the agreement. The contract renews automatically for successive one-year terms unless either party gives the required 30 days notice prior to the expiration of the contract term.

     c) By way of employment agreements, the company has secured the services of two key employees of Spectrum for an initial term, which expired 31 December 2000. The contracts contain fixed annual compensation totaling $140,000 per annum and are automatically renewed for successive one year terms unless either party gives the required 30 days notice prior to the expiration of the contract term.

     d) By an agreement dated 19 January 2001, the company has secured the services of a key employee for an initial term of two years. The contract contains fixed annual compensation of $120,000 per year and is automatically renewed for successive two-year terms unless either party gives the required 30 days notice prior to the expiration of the contract term.

         The key employee was also granted 200,000 stock options at CDN $2.39 per share, which vest at 100,000, one year from the effective date and 100,000 two years from the effective date. The options are subject to regulatory approval.

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

13.  COMMITMENTS - Continued

     e) Under the terms of a lease agreement dated 8 December 1998, the company is committed to minimum annual lease payments which increased from CDN $25,529 in the first year to CDN $35,741 by the final year, plus its share of common area costs. The lease is for a five-year term to 30 April 2004 representing a minimum lease commitment of:


                                                                                             CDN $
                                                                                        ----------------
Period to 31 March 2002                                                                 $         33,188
Period to 31 March 2003                                                                           35,972
Period to 31 March 2004                                                                           38,756
Period to 31 March 2005                                                                            6,498
                                                                                        ----------------
                                                                                        $        114,414
                                                                                        ----------------

     f) By an agreement dated 4 March 1997, the company's United States subsidiary has agreed to lease 13,050 square feet of general office and warehouse space in McKinney, Texas for five years from 1 July 1997. The annual lease amount of $110,272 represents a minimum lease commitment of:


        Period to 31 March 2002                                                         $        110,272
        Period to 31 March 2003                                                                   27,568
                                                                                        ----------------
                                                                                        $        137,840
                                                                                        ----------------


         The lease may be extended for two additional terms of five years with the rate to be the current base rent plus the lesser of a consumer price adjustment or a fair rental value adjustment.

     g) By an agreement dated 9 December 1999, the company's United States subsidiary has agreed to lease an additional 13,050 square feet of general office and warehouse space in McKinney, Texas, immediately adjacent to its existing facilities, for five years from 1 July 2000. The annual lease amount of $110,268 represents a minimum lease commitment of:


        Period to 31 March 2002                                                         $        110,268
        Period to 31 March 2003                                                                  110,268
        Period to 31 March 2004                                                                  110,268
        Period to 31 March 2005                                                                  110,268
        Period to 31 March 2006                                                                   27,567
                                                                                        ----------------
                                                                                        $        468,639
                                                                                        ----------------

         The lease may be extended for two additional terms of five years with the rate to be the current base rent plus the lesser of a consumer price adjustment or a fair rental value adjustment.

     h) Under the terms of an office space lease agreement dated 5 May 1997, Spectrum is committed to minimum annual lease payments which increased from $39,804 in the first year to $43,512 by the final year, plus its share of common area costs. The lease is for a four-year term to 1 May 2001 representing a minimum lease commitment of $3,626 for the twelve-month period to 31 March 2002.

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

13.  COMMITMENTS - Continued

     i) Under the terms of a production space lease agreement dated 6 June 1998, Spectrum is committed to minimum annual lease payments which increased from $23,280 in the first year to $25,440 by the final year, plus its share of common area costs. The lease is for a four-year term to 1 June 2002 representing a minimum lease commitment of:


2001                                                                                    $         25,080
2002                                                                                               6,360
                                                                                        ----------------
                                                                                        $         31,440
                                                                                        ----------------

     j) Under the terms of a production space lease agreement dated 23 December 1999, Spectrum is committed to minimum annual lease payments which commenced at $55,296 per annum plus annual increases based on the C.P.I. for San Francisco, with a minimum increase of 3% and a maximum increase of 5% per annum, plus its share of common area costs. The lease is for a five-year term to 31 December 2004 representing a minimum lease commitment of:


Period to 31 March 2002                                                                 $         57,381
Period to 31 March 2003                                                                           59,106
Period to 31 March 2004                                                                           60,873
Period to 31 March 2005                                                                           46,674
                                                                                        ----------------
                                                                                        $        224,034
                                                                                        ----------------

14.  RELATED PARTY TRANSACTIONS

     In addition to items disclosed elsewhere in these consolidated financial statements, the company conducted the following transactions with related parties:

     a)  EXPENDITURES

         Details are as follows:


                                                                           2001                 2000
                                                                    -------------------- --------------------

Paid/accrued salaries and fees to officers and directors            $           794,489  $           406,540
Paid election support, promotion, marketing and project
    management fees to a company with a director in common                      389,495                    -
                                                                    -------------------- --------------------
                                                                    $         1,183,984  $           406,540
                                                                    -------------------- --------------------

     b)  SHARE CAPITAL

         During the period ended 31 March 2001, the company granted stock options and stock warrants to related parties as follows:


                                                   Price
Type                                   Number      (CDN)                     Expiry
----                                   ------     ------                     ------

Director                               50,000      $1.25                   2 August 2005
Officer                               200,000      $2.39                   19 January 2003
Director                              100,000      $3.00                   3 May 2006
                                  -----------
                                      350,000
                                  -----------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit


--------------------------------------------------------------------------------

15.  SEGMENT INFORMATION

     The company operated in only one industry segment in Canada and the United States as follows:


                                                        CANADA     UNITED STATES  ELIMINATION    CONSOLIDATION
                                                         2001           2001         2001            2001
                                                     -----------   -------------  -----------    -----------

Sales to customers                                   $   933,778    $ 8,967,556   $        --    $ 9,901,334
Sales between the segments                                34,180        650,069      (684,249)            --
                                                     -----------    -----------   -----------    -----------
Total sales revenue                                  $   967,958    $ 9,617,625   $  (684,249)   $ 9,901,334
                                                     -----------    -----------   -----------    -----------
Operating profits                                    $   426,705    $ 3,616,504   $        --    $ 4,043,209
                                                     -----------    -----------   -----------    -----------
General corporate expenses                                                                        (9,405,170)
Interest                                                                                            (574,344)
Future income taxes                                                                                  145,000
                                                                                                 -----------
Net income (loss)                                                                                $(5,791,305)
                                                                                  -----------    -----------
Identifiable assets                                  $ 2,166,411    $17,641,532   $   183,736    $19,991,679
                                                     -----------    -----------   -----------    -----------
Capital expenditures                                 $     3,870    $ 2,649,856   $        --    $ 2,653,726
                                                     -----------    -----------   -----------    -----------
Amortization of capital
  assets                                             $    11,665    $   491,060   $        --    $   502,725
                                                     -----------    -----------   -----------    -----------



                                                        Canada     United States  Elimination   Consolidation
                                                        2000           2000          2000           2000
                                                     -----------   -------------  -----------   -------------
Sales to customers                                   $   284,982    $14,971,410   $        --    $15,256,392
Sales between the segments                               731,110         74,097      (805,207)            --
                                                     -----------    -----------   -----------    -----------
Total sales revenue                                  $ 1,016,092    $15,045,507   $  (805,207)   $15,256,392
                                                     -----------    -----------   -----------    -----------
Operating profits                                    $   899,144    $ 6,395,025   $        --    $ 7,294,169
                                                     -----------    -----------   -----------    -----------
General corporate expenses                                                                        (5,577,352)
Interest                                                                                            (409,728)
Revaluation of used equipment                                                                       (393,525)
Income taxes                                                                                        (51,448)
Net income (loss)                                                                                $   862,116
                                                     -----------    -----------   -----------    -----------
Identifiable assets                                  $   459,635    $21,739,891   $   (22,607)   $22,176,919
                                                     -----------    -----------   -----------    -----------
Capital expenditures                                 $    12,868    $    93,959   $        --    $   106,827
                                                     -----------    -----------   -----------    -----------
Amortization of capital
  assets                                             $    12,915    $    81,540   $        --    $    94,455
                                                     -----------    -----------   -----------    -----------


GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit



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

     c)  FINANCIAL STATEMENT RECONCILIATION


                                                                        31 MARCH             30 June
                                                                          2001                 2000
                                                                   --------------------   ------------------
i)   Deferred costs - Canadian basis                               $          1,399,457   $          587,852
     Less:  Deferred costs expensed - current period                           (811,605)            (587,852)
     Less:  Deferred costs expensed - prior years                              (587,852)                   -
                                                                   --------------------   ------------------
     Deferred costs - U.S. basis                                   $                  -   $                -
                                                                   --------------------   ------------------
ii)  Share capital - Canadian basis                                $         11,651,770   $       10,217,262
     Add:  Escrow share compensation expense - prior years                    3,194,621            3,194,621
                                                                   --------------------   ------------------
     Share capital - U.S. basis                                    $         14,846,391   $       13,411,883
                                                                   --------------------   ------------------
iii) Retained earnings (deficit) - Canadian basis                  $         (3,328,148)  $        2,643,157
     Less:  Deferred costs expensed - current period                           (811,605)            (587,852)
     Less:  Deferred costs expensed - prior years                              (587,852)                   -
     Less:  Escrow share compensation expense - prior periods                (3,194,621)          (3,194,621)
                                                                   --------------------   ------------------
     Deficit - U.S. basis                                          $         (7,922,226)  $       (1,139,316)
                                                                   --------------------   ------------------
iv)  Net income (loss) for the period - Canadian basis             $         (5,791,305)  $        1,107,419
     Less:  Deferred costs expensed - current period                           (811,605)            (587,852)
                                                                   --------------------   ------------------
     Net income (loss) for the period - U.S basis                  $         (6,602,910)  $          519,567
                                                                   --------------------   ------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit



16. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

         - Continued

     c)  FINANCIAL STATEMENT RECONCILIATION - Continued

         v)   U.S. GAAP interim consolidated statement of shareholders' equity



                                                     Common Shares
                                                  Shares      Amount            Deficit         Total
                                               ----------  --------------   --------------  --------------
   Balance - 30 June 1999 - U.S. basis         18,483,673  $   13,321,485   $   (1,838,883) $   11,482,602
                                               ----------  --------------   --------------  --------------
      Issuance of shares on exercise  of
         options ($0.90 per share)                100,000          90,398                -          90,398
      Net income (loss) for the period                  -               -          519,567         519,567
                                               ----------  --------------   --------------  --------------
   Balance - 30  June 2000 - U.S. basis        18,583,673  $   13,411,883   $   (1,319,316) $   12,092,567
                                               ----------  --------------   --------------  --------------

   Balance - 30 June 2000 - U.S. basis         18,583,673  $   13,411,883   $   (1,319,316) $   12,092,567
     Issuance  of  shares  on  exercise  of
        options ($0.83 per share)                 170,000         152,524                -         152,524
     Issuance  of  shares  on  exercise  of
        warrants ($1.21 per share)                166,667         201,050                -         201,050
     Issuance of shares on  acquisition  of
        subsidiary ($0.68 per share)            1,600,000       1,080,934                -       1,080,934
     Net income (loss) for the period                   -               -       (6,602,910)     (6,602,910)
                                               ----------  --------------   --------------  --------------
   Balance - 30 March 2001 - U.S. basis        20,520,340  $   14,846,391   $   (7,922,226) $    6,924,165
                                               ----------  --------------   --------------  --------------


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

         Reconciliation of Canadian to U.S. basis - Earnings (Loss) per Share


                                                                        31 MARCH              31 March
                                                                           2001                 2000
                                                                    -------------------   ------------------

Weighted average number of common shares outstanding
    - Canadian basis                                                         19,923,982           18,550,521
Add:  Dilutive stock options and warrants                                           N/A            1,466,667
                                                                    -------------------   ------------------
Weighted average number of common shares outstanding
    - U.S. basis                                                             19,923,982           20,017,188
                                                                    -------------------   ------------------

Net income (loss) for the period - U.S. basis                       $        (6,602,910)  $          519,567

Basic earnings (loss) per share
    - U.S. basis                                                    $             (0.33)  $             0.03
                                                                    -------------------   ------------------
    - Canadian basis                                                $             (0.20)  $             0.06
                                                                    -------------------   ------------------
Fully diluted earnings per share
    - U.S. basis                                                    $               N/A   $             0.03
                                                                    -------------------   ------------------
    - Canadian basis                                                $               N/A   $             0.06
                                                                    -------------------   ------------------


GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 MARCH 2001
U.S. Funds
Prepared Without Audit



--------------------------------------------------------------------------------

17.  SALES AND OPERATING INCOME

     Details of sales and operating income generated from customers which individually account for approximately 10% or more of that period's consolidated sales and operating income are as follows:


                                                                                      2001             2000
                                                                                ---------------  ----------------

Number of Large Customers                                                                     2                 3
                                                                                ---------------  ----------------
Amount of Sales to Large Customers                                              $     3,680,139  $      3,365,580
                                                                                ---------------  ----------------
Total Consolidated Sales and Operating Income                                   $     9,901,334  $     15,230,720
                                                                                ---------------  ----------------
Total  Percentage of Consolidated  Sales and Operating  Income  Generated from
    Large Customers                                                                       37.2%             22.1%


     Historically, due to the nature of the company's business, large sales to individual customers were generated on a non-recurring basis. As a result, the company was not dependent on any single customer or small group of customers such that the loss of any of these would have a material adverse effect on the future results of the company.

     In the current period, with the acquisition of Spectrum (Note 2), the company has acquired certain election related printing contracts which are expected to produce recurring business for the company. In the current nine-month period, one such customer accounted for $1,598,101 of the company's consolidated sales and operating income. Management believes that as it expands this area of its business, that its dependency on this customer will be reduced and the loss of such a customer would not have a material adverse effect on the future results of the company.

-------------------------------------------------------------------------------

18.  SUBSEQUENT EVENTS

     In addition to items disclosed in these financial statements the company completed the following transactions from 1 April 2001 to 8 May 2001:

     a) Issued 50,000 shares on exercise of 50,000 stock options at $1.25 CDN for cash.

     b)  Repaid $314,000 CDN funds of a promissory note payable (Note 9c).

     c) Management and employees of the company have agreed to voluntary wage reductions totalling approximately $102,000 CDN funds per month effective April 2001. The company forecasts these reductions will apply for up to six months and the company may repay these foregone salary amounts, at its sole discretion, upon a determination by the directors that sufficient cash resources exist.

     d) The company has placed a cash bid bond of $1,034,000 representing 5% of a contract in the amount of $20,680,000. The contract has yet to be awarded and the bid bond is refundable should the company's bid not be accepted.

-------------------------------------------------------------------------------

Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

                  The discussion and analysis of the operating results and the financial position of the Company should be read in conjunction with the Company's Interim Financial Statements and the notes to them included in this report. See "Interim Consolidated Financial Statements". The financial statements have been prepared in United States dollars in accordance with Canadian GAAP. See Note 16 of the Notes to Interim Consolidated Financial Statements for an explanation of differences between Canadian GAAP and United States GAAP.

                  The U.S. national election of November 2000 has had a significant and disruptive impact on the election industry and on the Company's results of operation and financial position. Difficulties experienced with accuracy and verifiability, particularly with punch-card systems, have generated unprecedented opportunities for manufacturers of electronic election systems including Global. The Company estimates that replacing punch-card and lever machines nationwide will generate approximately $1.5 billion in equipment sales during the next 3-1/2 years. During the national election of November 2000, approximately 20% of the vote was tabulated on systems manufactured by the Company.

                  However, the national debate over election systems has also produced a near gridlock in purchasing decisions as local officials wait for the possibility of matching funds from national or state governments. The Company believes that, since the November election, only one jurisdiction has committed to funding a new voting system in excess of $1,000,000. While the Company has been awarded contracts totaling $22.5 million since the November election (of which approximately $1.8 million has been funded to date) and has responses outstanding to requests for proposals totaling approximately $25.4 million, normal lag time between winning the contract, contract funding, manufacture and shipping finished products (the time at which the Company records the related sales revenue) will delay significant revenue from sales until sometime in late calendar 2001 or early 2002. The decrease in expected sales and the resulting delays in anticipated cash flow have depleted the Company's cash resources. Until the Company secures additional financing, which it is currently pursuing, its future operations are in question. See also "Outlook".

                  Certain of the information discussed in this report contains forward-looking statements regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in any forward-looking statements. Among those factors are: the adverse effects of the changing industry environment; delays in the normal purchasing cycles and the resultant negative impact on Global's sales and revenues; uncertainties regarding the availability of additional capital on acceptable terms; potential disputes with customers and dealers; potential disputes regarding non-patented proprietary information; ongoing testing and certification requirements; and uncertainties inherent in international sales, including currency risks. These and other risks are described in Global's periodic reports available from the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for Fiscal Year 2000 and subsequent reports on Forms 10-Q and 8-K.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000.

         SALES AND OPERATING INCOME.

                  Sales and other income decreased 30.7%, or $1,213,000, to $2,742,000 in the third quarter ended March 31, 2001 from $3,955,000 in the third quarter ended March 31, 2000. The decrease in sales is due to the stagnant market experienced since the November 2000 election. See "Overview." The August 10, 2000 acquisition of Spectrum Print & Mail Services, Ltd (Spectrum) and its sales of $696,000 served to partially mitigate this decrease in sales.

         COST OF SALES AND OPERATING EXPENSES.

                  Cost of sales and operating expenses decreased 3.0%, or $60,000, to $1,952,000 in the third quarter of fiscal 2001 from $2,012,000 in the third quarter of fiscal 2000. The acquisition of Spectrum caused a $440,000 increase for the quarter in cost of sales and operating expenses. The gross margin on the Spectrum sales was 36.7% in the third quarter of fiscal 2001, as compared to 48.8% in the second quarter of fiscal 2001. In the third quarter of the 2001 period, the Company's cost of sales and operating expense on its core electoral equipment products as a percentage of its gross revenue on core electoral products increased to 71.2% from 50.9% in the quarter ended March 31, 2000 period. The decrease in gross margin is due to the heavier mix of sales through resellers in the 2001 period as compared to the 2000 period. The gross margin on sales through resellers is much lower, due to the application of dealer discounts. Additionally, reduced sales volumes without a comparable reduction in fixed costs negatively impacted gross margins.

         SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

                  In the third quarter ended March 31, 2001 selling, administrative and general expenses increased 141.1%, or $1,969,000, to $3,364,000, from $1,396,000 in the third quarter ended March 31, 2000. Of the increase in selling, administrative and general expenses, $260,000 is attributable to Spectrum. The increase is also attributable to recording a $725,000 provision for possible uncollectible accounts and estimated costs to remedy certain contract disputes with a customer. The allowance consists of $400,000 for a receivable from King County, Washington, $80,000 for receivables related to sales of a voter registration system supplied by a third party, and $245,000 for a receivable due from a dealer whose ability to pay is currently in question. The remaining $984,000 increase is attributable to costs associated to administrative and marketing.

                  On May 7, 2001, the Company and King County attempted to mediate their ongoing contractual dispute without success. However, the parties continue to discuss the situation and are seeking a negotiated solution. Although the Company strongly believes in the merits of its position, the length of time this account (which totals approximately $1.4 million) has been outstanding has forced the Company to reserve a substantial amount of this receivable. Should negotiations prove unsuccessful, it is possible that the entire account could be at risk. However, the Company believes its reserve will be adequate.

         RESEARCH AND DEVELOPMENT EXPENSES.

                  Research and development expenses increased 42.5%, or $51,000, to $171,000 in the third quarter of fiscal 2001 from $120,000 in fiscal 2000. The Company has also capitalized $496,000 of costs in the third quarter of fiscal 2001. In the quarter ended March 31, 2001 development was being performed on the AccuVote-TS resident software and certain specific hardware enhancements in anticipation of the next round of federal and state product certifications; this was not occurring in the quarter ended March 31, 2000.

         INTEREST.

                  Interest expense increased 2.0%, or $2,000, to $128,000, in the third quarter of fiscal 2001 from $126,000 in the third quarter of fiscal 2000. Spectrum accounted for $29,000 to the total interest expense incurred. The increase was within the Company's operating plan and resulted from interest on U.S. bank loans.

         AMORTIZATION.

                  Amortization increased 317.9%, or $297,000, to $390,000 in the third quarter of fiscal 2001, from $93,000 in the third quarter of fiscal 2000 period. Of the increase in amortization $278,000 is attributable to the Spectrum acquisition of goodwill and depreciable assets. The increase was anticipated and is a result of acquisition of depreciable assets.

         REVALUATION OF TRADE-IN EQUIPMENT.

                  The trade-in inventory write off amounted to nil in the quarter ended March 31, 2001, which is $131,000 less than the amount that was written off in the quarter ended March 31, 2000. The trade-in inventory write down was complete at the end of the fiscal year ending June 30, 2000.

         TAXES

                  Reflecting concerns about the Company's ability to continue normal operations absent sufficient bridge financing (see "Overview" and "Overlook"), the Company reversed a $763,000 provision for the recovery of income taxes and decided not to record approximately $1.1 million of additional income tax recovery at the end of the third quarter.

         LOSS PER SHARE.

                  Loss for the third quarter ended March 31, 2001 was $4,026,000 or $(0.20) per share compared to earnings of $74,000, or $0.01 per share for the same period in the previous year.

                  The decrease in earnings per share for the 2001 period as compared to the 2000 period was attributable to decreases in revenue from sales of products, increases in selling, administrative and general expense, research and development, interest, amortization and the reversal of an income tax recovery provision, offset by decreases in the cost of sales and operating expenses.

YEAR TO DATE MARCH 31, 2001 COMPARED TO YEAR TO DATE MARCH 31, 2000.

         SALES AND OPERATING INCOME.

                  Year to date sales and other income for the nine months ended March 31, 2001 decreased 34.9% or $5,317,000, to $9,939,000 from $15,256,000 for the nine months ended March 31, 2000. Spectrum sales reduced the decrease by $3,795,000. In the first six months of the Company's fiscal year, the decrease in sales was due to state and local government's preparation for the general presidential election (November 2000). Election authorities are required to have all voting equipment and processes in operation by the months of May/June of the National election year. As a result, election authorities do not purchase new equipment in the second half of the calendar year leading to a national election.

                  Following the U.S. national election of November 2000, the resulting debate concerning election systems and the possibility of national or state funds to assist local counties in purchasing new equipment, has significantly delayed sales. Since November 2000, the Company knows of only one jurisdiction which has committed funding a new voting system in excess of $1,000,000.

         COST OF SALES AND OPERATING EXPENSES.

                  Year to date cost of sales and operating expenses for fiscal period 2001 decreased 25.9% or $2,066,000, to $5,896,000 from $7,962,000 for fiscal 2000. Spectrum accounted for $1,946,000 to the cost of sales and operating expenses. In fiscal 2001, year to date cost of sales and operating expense as a percentage of gross revenues increase to 59.3% from 52.2% in the 2000 period due to lower gross margins on product sold in the 2001 period. The decrease in gross margin is due to the heavier mix of sales through resellers in the 2001 period as compared to the 2000 period. The gross margin on sales through resellers is much lower, due to the application of dealer discounts. Additionally, reduced sales volumes without a comparable reduction in fixed costs negatively impacted gross margins.


         SELLING, ADMINISTRATIVE AND GENERAL EXPENSES.

                  Year to date selling, administrative and general expenses for fiscal 2001 increased 63.0% or $3,080,000, to $7,970,000 from $4,890,000 for fiscal 2000. Of the increase in selling, administrative and general expenses $569,000 is attributable to Spectrum. The increase is attributable to recording a provision for possible bad debts for $1,250,000, increased sales efforts and expansion of customer support abilities.

         RESEARCH AND DEVELOPMENT EXPENSES.

                  Year to date research and development expenses for fiscal 2001 increased by 15.5%, or $65,000, to $489,000 from $423,000 for fiscal 2000. The
Company has also capitalized $922,000 of costs in fiscal 2001. In year to date fiscal 2001 development was being performed on the Accu Touch software; this was not occurring in the corresponding fiscal 2000 period. The increase in research and development expense in the fiscal period 2001 period was within the Company's operating plan. The Company continues to fund research and development in order to offer leading edge products to the market place.

         INTEREST.

                  Year to date interest expense for fiscal 2001 increased 40.0% or $164,000, to $574,000 from $410,000 in fiscal 2000. Spectrum accounted for $202,000 to the total interest expense incurred. The increase was within the Company's operating plan and resulted from interest on U.S. bank loans.

         AMORTIZATION.

                  Year to date amortization for fiscal 2001 increased 258.1%, or $682,000, to $946,000 from $264,000 in fiscal 2000. Of the increase in amortization $444,000 is attributable to the Spectrum acquisition of goodwill and depreciable assets. The increase was anticipated and is a result of acquisition of depreciable assets.

         REVALUATION OF USED EQUIPMENT.

                  Year to date trade-in inventory write off for fiscal 2001 amounted to nil, which is $394,000 less than the amount that was written off in fiscal 2000. The trade-in inventory write down was complete at the end of the fiscal year ending June 30, 2000.

         TAXES

                  Reflecting concerns about the Company's ability to continue normal operations absent sufficient bridge financing (see "Overview" and "Overlook"), the Company reversed a $763,000 provision for the recovery of income taxes and decided not to record approximately $1.1 million of additional income tax recovery at the end of the third quarter.

         LOSS PER SHARE.

                  Year to date loss for fiscal 2001 was $5,791,000 or $(0.29) per share compared to earnings of $862,000, or $0.05 per share for the same period in the previous year.

                  The decrease in earnings per share for fiscal 2001 period as compared to the 2000 period was attributable to decreases in revenue from sales of products, increases in selling, administrative and general expense, research and development, interest, amortization and the reversal of an income tax recovery provision, offset by decreases in the cost of sales and operating expenses.

         LIQUIDITY AND CAPITAL RESOURCES.

                  The Company uses a combination of internally generated funds and borrowings to finance its working capital requirements, capital expenses and operations. During the period ended March 31, 2001 the Company generated cash through collections of receivables and debt financing.

                  At March 31, 2001 the Company's cash totaled $1,731,835, a decrease of $13,853 from December 31, 2000. Accounts and contracts receivable decreased to $4,368,000 at March 31, 2001 from $6,010,000 at December 31, 2000.
Due to the nature of the Company's business, timing of payments on large contracts may vary significantly, causing significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon delivery dates for voting systems. At March 31, 2001, inventory amounted to $5,465,000, an increase of $722,000 from December 31, 2000. The increase in inventory was within the Company's operating plan.

                  Subsequent to quarter end, the Company committed approximately $1 million in cash to support its bid in Harris County. If the Company is awarded the contract, the deposit must be replaced with a performance bond. If the Company is the unsuccessful bidder, the deposit will be returned.

                  The Company has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At March 31, 2001, agreements receivable less current portion amounted to $530,000 compared to $550,000 as at December 31, 2000.

                  As of March 31, the Company had five loans outstanding that are as follows:

                  Compass Bank, Albuquerque, New Mexico, a note in the amount of $696,200 is secured by a specific Global USA contract in the amount of $1,326,000. This loan bears interest at Compass Bank of Albuquerque Prime Rate plus 1 % and is due May 28, 2001. The Company is currently negotiating with the Bank for an extension of the maturity of this loan and a partial payment of principal.

                  Hibernia National Bank of Texas, McKinney, Texas, a line of credit in the amount of $2,114,795 is secured by a blanket assignment of accounts receivable, and bears interest at The Wall Street Journal Prime Rate and is due July 18, 2001. The revolving line of credit with Hibernia National Bank of Texas is a maximum credit facility of $5,000,000 and contains a cross default to other debt obligations. Subsequent to the end of the quarter, the Hibernia loan was amended to include receivables generated by Spectrum in the calculation of the borrowing base.

                  Mrs. Deborah M. Dean, a promissory note payable to Mrs. Deborah M. Dean in the amount of $866,226 is unsecured and is non-interest bearing. Payments are due $333,334 September 29, 2001; $333,333 September 29, 2002 and $333,333 September 29, 2003.

                  Jones, Gable and Company, a promissory note in the amount of $1,268,800 is secured by a security interest covering the inventory of the Company and guarantees from the Company's U.S. subsidiary and a director and bears interest at 10% per annum. Payments are due $422,933 by September 15, 2001; $422,933 by December 15, 2001 and the balance by March 15, 2002. To March 31, 2001 CDN $2,000,000 of the loan was advanced and the balance was received on April 2, 2001. The principal payments are CDN $1,333,333 by September 15, 2001, CDN $1,333,333 by December 15, 2001 and the balance by March 15, 2002. Prepayments are required as to 10% of collected sales by the Company and 10% of any proceeds from the issuance of any debt or equity securities in excess of $7,000,000. The lender was granted 600,000 share purchase warrants and the director who guaranteed the loan was granted 100,000 share purchase warrants.

                  U.S. Bank, a line of credit through Spectrum in the amount of $50,000 was secured by a commercial security agreement covering all assets of Spectrum and an unlimited guarantee from the former shareholder of Spectrum. This line of credit bore interest at U. S. Bank prime plus 4 %. As of the date of this Report on Form 10-Q, the line of credit with U. S. Bank had been paid off and closed.

                  The proceeds of these loans were used for working capital and acquisition of Spectrum.

                  The Company has felt the impact of the stagnant market over the last twelve months (June 2000 - May 2001) and management believes that the Company will have to raise external financing in order to finance the Company's current operations and capital expenditures for the next twelve months. Financial resources, including internally generated funds and available bank lines of credit and borrowings will not be sufficient to finance the Company's current operations and capital expenditures for the next twelve months. The Company has been actively seeking financing both on short and long-term basis. The Company also engaged an investment-banking firm to assist in raising financing. The Company also has taken measures to decrease its operating expenses including: temporary pay cuts for executives and key personnel, laying off ten nonessential personnel and reducing other selling, general and administrative expenses. These savings total more than $120,000 per month.

OUTLOOK

                  The U.S. national election of November 2000 produced three months of stagnant sales prior to November and, to date, six months of stagnant sales following November. The sales decline immediately prior to the election was predictable and anticipated; the lack of sales following the election was unprecedented in the election industry. Although the increased focus on the election industry should ultimately benefit the Company, delays in purchasing decisions have had a severe impact on sales and revenue.

                  Three quarters of minimal sales have left the Company's cash resources severely depleted. Management believes the Company will be unable to continue normal operations until order flow again produces expected cash flow without the addition of capital. In response, the Company has taken steps to reduce ongoing expenditures. Subsequent to quarter end, the Company reduced its payroll by approximately $200,000 on a quarterly basis through layoffs and salary reductions. Furthermore, the Company is in negotiations with two financing sources, either of which would provide enough cash to permit the Company to become self-funding again. Although Management is confident that adequate funding will be secured, no assurance can be given that such funding will be obtained nor that it will not prove excessively expensive in terms of price or dilution to existing security holders. Due to the uncertainty of achieving bridge financing in the immediate term, the Company chose to include a continuing operation note in the interim financial statements. See also "Overview."

                  Since the November election the Company has also engaged in preliminary discussions with a variety of potential partners regarding topics ranging from strategic alliances to the acquisition of the Company. As of the date of this report, the Company is continuing discussions with various entities. The Board of Directors, in seeking to maximize long-term shareholder value, has instructed its investment bankers to advise it as to strategic alternatives, including the sale of the Company to a financial or strategic buyer. No assurances can be given, however, that the discussions held to date will lead to an offer or that any such offer will be acceptable to the Board or to the Company's shareholders.

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings

                  No material legal proceeding is pending or, to the knowledge of the Company, threatened by any governmental agency, against the Company.

         Item 2.           Changes in Securities

                           On January 19, 2001, the Company granted to an
                  officer of the Company 200,000 share purchase options with an exercise price of CDN $2.39 and an expiration date of January 19, 2003. The options were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

                           On January 26, 2001 an employee of the Company
                  exercised 15,000 share purchase options with an exercise purchase price of CDN $2.05 per share for cash in the amount of CDN $30,750. The shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

                           On January 31, 2001 a former director of the Company
                  exercised 25,000 share purchase options with an exercise purchase price of CDN $1.49 per share for cash in the amount of CDN $37,250. The shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

                           On February 6, 2001 an employee of the Company
                  exercised 20,000 share purchase options with an exercise purchase price of CDN $1.25 per share for cash in the amount of CDN $25,000. The shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

                           On February 7, 2001 an employee of the Company
                  exercised 20,000 share purchase options with an exercise purchase price of CDN $1.25 per share for cash in the amount of CDN $25,000. The shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

                           On March 15, 2001 the Company granted to a lender of
                  the Company 600,000 share purchase warrants with an exercise purchase price of CDN $3.00 and an expiration date of March 15, 2006. The warrants were issued in reliance on the exemption from registration provided by section 4 (2) of the Securities Act of 1933, as amended.

                           On March 31, 2001 an investor of the Company
                  exercised 83,333 share purchase warrants with an exercise purchase price of CDN $1.88 per share for cash in the amount of CDN $156,666. The shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

                           On March 31, 2001 an investor of the Company
                  exercised 83,334 share purchase warrants with an exercise purchase price of CDN $1.88 per share for cash in the amount of CDN $156,668. The shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

                           On April 27, 2001 a director of the Company exercised
                  50,000 share purchase options with an exercise purchase price of CDN $1.25 per share for cash in the amount of CDN $62,500. The shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

                           On May 3, 2001 the Company granted to a director of
                  the Company 100,000 share purchase warrants with an exercise purchase price of CDN $3.00 and an expiration date of May 3, 2006. The warrants were issued in reliance on the exemption from registration provided by section 4 (2) of the Securities Act of 1933, as amended.

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

         Item 6.           Exhibits and Reports on Form 8-K

                           A.       Exhibits

                           3.1 Memorandum and Articles of Incorporation, as
                  amended. (1)

                           4.1 (1) Parts 7, 10, 12, and 27 of the Memorandum
                  and Articles of Incorporation, as amended, set forth in
                  Exhibit 3.1. (1)

                          *4.2  Agreement to furnish long term debt instruments.

                          *10.6  Letter Agreement dated March 15, 2001 between
                   the Company and Hibernia National Bank.

                          *10.8  Agreement concerning loan dated March 15, 2001
                   between the Company, Global Election Systems, Inc. and Jones, Gable & Company Limited

                          *10.9  Promissory Note as of March 15, 2001 between
                   the Company and Jones, Gable & Company Limited

                          *10.10  Security Agreement dated March 15, 2001
                   between Global Election Systems, Inc. and Jones, Gable & Company Limited

                          *10.11  Share Purchase Warrant issued to Jones, Gable
                   & Company Limited on March 15, 2001

                          *10.12  Guaranty Agreement dated March 15, 2001
                   between Global Election Systems, Inc. and Jones, Gable & Company Limited

                           *11 Computation of per-share income Treasury Stock
                  Method of the Company.

         (1) Incorporated by reference to the Company's Form 10-SB filed with the commission on July 31, 1998.


          *       Filed herewith.

                           B. Reports on Form 8-K

                           The Company filed no reports on Form 8-K during the
                  third quarter of Fiscal 2001.

                                    Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

Dated:  May 21, 2001

                          Global Election Systems Inc.

                           By: /s/ Robert J. Urosevich
                              ---------------------------
                       Robert J. Urosevich, President, and
                             Chief Operating Officer

                                INDEX TO EXHIBITS


      EXHIBIT
      NUMBER      DESCRIPTION
      -------     -----------
         3.1      Memorandum and Articles of Incorporation, as amended. (1)

         4.1      (1) Parts 7, 10, 12, and 27 of the Memorandum and Articles of
                  Incorporation, as amended, set forth in Exhibit 3.1. (1)

        *4.2      Agreement to furnish long term debt instruments.

       *10.6 Letter Agreement dated March 15, 2001 between the Company and Hibernia National Bank.

       *10.8 Agreement concerning loan dated March 15, 2001 between the Company, Global Election Systems, Inc. and Jones, Gable &
                  Company Limited

       *10.9 Promissory Note as of March 15, 2001 between the Company and Jones, Gable & Company Limited

       *10.10     Security Agreement dated March 15, 2001 between Global
                  Election Systems, Inc. and Jones, Gable & Company Limited

       *10.11     Share Purchase Warrant issued to Jones, Gable & Company
                  Limited on March 15, 2001

       *10.12     Guaranty Agreement dated March 15, 2001 between Global
                  Election Systems, Inc. and Jones, Gable & Company Limited

       *11 Computation of per-share income Treasury Stock Method of the Company.



         (1) Incorporated by reference to the Company's Form 10-SB filed with the commission on July 31, 1998.

          *       Filed herein.