Form 10KSB40
period 2001-06-30
GLOBAL ELECTION SYSTEMS INC
filed 2001-10-12
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB
         (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-24725

                          GLOBAL ELECTION SYSTEMS INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

BRITISH COLUMBIA, CANADA                                 85-0394190
(State or Province of Incorporation)          (IRS Employer Identification No.)

                                1611 WILMETH ROAD
                             MCKINNEY, TEXAS, 75069
                    (Address of Principal Executive Offices)

                                  972-542-6000
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

COMMON STOCK, WITHOUT PAR VALUE, LISTED ON THE AMERICAN STOCK EXCHANGE
----------------------------------------------------------------------

Securities registered under Section 12(g) of the Act:  NONE

                  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[x] No [ ] (issuer not subject to filing requirements for past 90 days)

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation 405 is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [x]

                  The issuer's revenues for its most recent fiscal year were U.S. $12,163,886.

                  The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2001 was US $20,803,962 (based on the closing sale price on the American Stock Exchange on June 29, 2001 of US $1.26). This calculation does not reflect a determination that persons are affiliates for any other purposes.

                  At June 30, 2001, there were 20,695,340 of the registrant's voting shares issued and outstanding.

                  Documents incorporated by reference: None

                  Transitional Small Business Disclosure Format (check one): Yes
[ ] No [x]

                          GLOBAL ELECTION SYSTEMS INC.

                                   Form 10-KSB

                     For the Fiscal Year Ended June 30, 2001

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----


                                     PART I

Item 1.  Description of Business..................................................................................1
Item 2.  Description of Property..................................................................................8
Item 3.  Legal Proceedings........................................................................................8
Item 4.  Submission of Matters to a Vote of Security Holders......................................................9

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.................................................9
Item 6.  Management's Discussion and Analysis....................................................................12
Item 7.  Financial Statements....................................................................................17
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................17

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the
         Exchange Act............................................................................................18
Item 10. Executive Compensation..................................................................................19
Item 11. Security Ownership of Directors and Management..........................................................23
Item 12. Certain Relationships and Related Transactions..........................................................24
Item 13. Exhibits and Reports on Form 8-K........................................................................24

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

         Global is a leading manufacturer and distributor, through its wholly-owned United States subsidiary, Global Election Systems, Inc., a Delaware corporation ("Global USA"), of state-of-the-art, computerized, electronic election management systems. Global's signature products are the AccuVote optical scan voting system ("AccuVote-OS"), and the paperless AccuVote touch screen voting system ("AccuVote-TS"). The AccuVote-OS voting system and the AccuVote-TS voting system are stand-alone voting systems. They are both classified as precinct count and central accumulation systems and have functionality that permits management control of the voting process from ballot preparation to verification of results. The AccuVote-TS, which is a "paperless DRE" (Direct Recording Electronic), was added to Global's product line when Global acquired all of the assets of I-Mark Systems, Inc. in 1997. Global acquired Spectrum in September 2000 and added the ability to print ballots as a service it provides to its customers.

         Global was formed on November 22, 1991, under the British Columbia Company Act (British Columbia, Canada) by way of a statutory amalgamation of North American Professional Technologies B.C. Ltd. and Macrotrends International Ventures Inc. Global USA was incorporated in Delaware in 1991. The address of the Company's executive offices is 1611 Wilmeth Road, McKinney, Texas 75069; and its telephone number is (972) 542-6000. Global's no par value common stock ("Global Common Shares") is traded on the Toronto Stock Exchange under the symbol "GSM" and the American Stock Exchange under the symbol "GLE." All funds are reported in U.S. dollars unless otherwise specified. Canadian funds are designated by "Cdn."

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

         The U.S. national election of November 2000 had a significant and disruptive impact on the election industry. Difficulties experienced with accuracy and verifiability, particularly with punch-card systems, have generated unprecedented opportunities for manufacturers of electronic voting systems. Estimates range from $500 million to $3 billion to upgrade the election systems nationwide during the next three years.

         Additionally, the national debate over election systems also produced a near gridlock in purchasing decisions as local officials wait for the possibility of matching funds from national or state governments. Since the November 2000 U.S. election, few jurisdictions have committed to funding a new voting system in excess of $1,000,000. Normal lag time between winning the contract, contract funding, manufacture and shipping finished products will delay any meaningful revenue from sales until sometime in the first or second quarter of 2002. This delay in normal market activity has severely depleted the Company's resources, exhausted operating capital and made continued operations, absent a sale of the Company or a significant infusion of capital, highly unlikely. See "Management's Discussion and Analysis."

PENDING ACQUISITION

         On September 10, 2001, the Company and Diebold, Incorporated entered into an Arrangement Agreement pursuant to which Diebold shall acquire Global. Pursuant to the agreement, Diebold will acquire all the outstanding Global Common Shares at a per share price equal to $1.135, with 80 percent of the consideration payable in stock and 20 percent payable in cash. The stock portion of the consideration is subject to a maximum of .03027 Diebold shares and a minimum of .02421 Diebold shares for each Global share. Global currently has
23.1 million shares outstanding on a fully diluted basis. The closing of the transaction is expected to occur in the fourth quarter of 2001 and is subject to a number of conditions including Global shareholder and regulatory approval. In the event that the acquisition agreement between Global and Diebold is terminated because of Global's failure to obtain shareholder or regulatory approval, Global's breach of the agreement, Global's entering into an alternative acquisition agreement with a third party, or other reasons set forth in the acquisition agreement, Global will be required to pay Diebold a termination fee in the amount of $1,000,000 plus Diebold's expenses incurred in connection with the acquisition.

         In connection with Diebold's acquisition of Global, Global and Diebold also entered into a Common Share Option Agreement, dated as of August 31, 2001, pursuant to which Global granted Diebold an option to purchase such number of shares as represents up to 10% of the total number of issued and outstanding Global Common Shares for an exercise price valued at $1.135 per Global Common Share. The purchase price is payable 80% in shares of Diebold common stock and 20% in cash. The option agreement is only exercisable simultaneously with the closing of (i) the acquisition of a business that constitutes 15% or more of the net revenues, net income, properties or assets of Global and its subsidiaries, taken as a whole, or 15% or more of any class of equity securities of Global or any of its subsidiaries, (ii) a tender offer or exchange offer that would result in any person beneficially owning 15% or more of any class of equity securities of Global or any of its subsidiaries, or (iii) a merger, consolidation, business combination, share exchange, recapitalization, liquidation, dissolution or similar transaction involving Global or any of its subsidiaries, other than the acquisition of Global by Diebold. Global has agreed to notify Diebold in writing at least ten business days prior to the closing date of any transaction described in the immediately preceding sentence.

         At any time during which the option agreement is exercisable, upon demand by either Diebold or Global and simultaneously with the consummation of a transaction described above, Diebold is obligated to sell to Global and Global is obligated to repurchase from Diebold (the "Put/Call"), all or any portion of the option, at the price equal to the product of multiplying (a) the difference between (1) the highest price per share to be paid for the Global Common Shares in such transaction and (2) the exercise price of the option, by (b) the number of Global Common Shares purchasable pursuant to the option (or portion thereof that is subject to the Put/Call).

         Due to its current lack of liquidity, Global has been unable to undertake significant manufacturing commitments. Consequently, Global and Diebold also entered into a contract manufacturing agreement dated June 19, 2001, as amended, pursuant to which Diebold will produce more than 500 AccuVote-TS touch screen voting terminals to fulfill a contract previously secured by Global.

         For more information on Diebold's acquisition of Global, please refer to the Management Information Circular included as Exhibit 99.1 to Global's Current Report on Form 8-K filed with the SEC on September 26, 2001.

GLOBAL'S PRODUCTS

         The products currently offered by Global include optical scan and touch screen voting systems, plus related voter registration systems supplied through cooperative marketing agreements with third party companies.

         State-of-the-Art Computerized Electronic Voting Systems. Global's signature product is its patented AccuVote Election System. The AccuVote system, patented in Canada and the United States, automates all facets of election administration from initial ballot layout through certification of results. The AccuVote United States and Canadian patents are co-owned with Data Information Management Systems, Inc. The ballot-processing unit optically scans marked voted paper ballots and produces printed precinct level results immediately after the polls close. Totals are captured on a memory card and transferred to the counting center or sent from the precinct tabulator directly to the host computer over a modem using common carrier lines. Designed for security and integrity, the ballot-processing unit is compact and lightweight and is easily transported to and from the polling place.

         GEMS application software automates the entire election administration cycle from ballot layout through certification of results. GEMS software is used to define all election-specific parameters.

         Direct Record Voting System. Global offers additional, technologically advanced election products with its innovative AccuVote-TS (touch screen) system. The system is anchored by Smart Card technology that stores voter identification information, allowing the automatic selection of any ballot style for any voter at any polling place. The Smart Card can permit the placement of voting stations in places where people assemble, like shopping malls, rather than in specific precinct locations.

         AccuVote-OS and AccuVote-TS can be used as a blended system, permitting flexibility in solving the particular problems and requirements of a voting jurisdiction. For instance, AccuVote-TS can be used for early voting, where its capacity to store all ballot styles allows early voters from all precincts to insert Smart Cards into the same unit to select their particular precinct ballot. AccuVote systems can be used at the precinct level during the election. The vote tallies from both the AccuVote-OS and AccuVote-TS units are then sent to a host computer to be combined to determine the election result.

         AccuVote-OS and AccuVote-TS units have a list price of approximately U.S.$5,500 and U.S.$3,175, respectively, per unit, to which quantity discounts and additional products may be applied, depending upon the needs and size of the election district.

         Through Spectrum, the Company offers various election-related printing services, including turn-key preparation of ballots, particularly for absentee voting.

         Other Product Arrangements. Global occasionally makes arrangements with companies producing other products that are complementary to and enhance Global's product offering to a particular voting jurisdiction. For instance, in King County, Washington, Global is providing, through a license, additional voter registration software. These arrangements are generally made on a case-by-case basis, depending on the need and size of a voting jurisdiction.

CUSTOMER SUPPORT SERVICES

         Global emphasizes continuing service support to its customers. These services begin with initial equipment acceptance and testing and continue through on-site election day and election night support. Some election-specific services provided by Global are pre-election consultation, ballot design/layout programming assistance, precinct worker training, voter education assistance, system testing and verification, and on-site election day and election night support.

CUSTOMERS

         Global's customers include over 850 voting jurisdictions in the United States and Canada. Recent contract awards include Johnson County, Kansas; Ramsey County, Minnesota; City of Anchorage, Alaska; Levy County, Florida (first Florida county to change voting system since Florida election problems); City of Montreal, Quebec; Wakulla County, Florida; Adams County, Colorado; and the City of Sacramento, California. During the fiscal year ended June 30, 2001, three dealers, Governmental Business Systems, Inc., Adkins & Sons, Inc. and LHS Associates, Inc., collectively accounted for approximately 50.8% of Global's revenues.

SALES AND MARKETING

         Global markets its products both domestically and internationally to governments. Because of the close involvement of Global in the use of its election systems by customer governments and Global's desire to maintain a high level of contact and service, sales are made by salaried, commissioned salespersons employed by Global and assigned to various territories. Salespersons work directly with the election officials in each territory to close and implement sales. At June 30, 2001, Global employed 11 salespersons who were assigned to specific territories in the United States and Canada. Global also has six resellers, which are established in the election business and have contracts for specific territories. Sales outside the United States and Canada are supervised by Global's sales staff. Global plans to use in-country representatives in these countries, but currently has none.

         Payment for sales is typically made in United States and Canadian dollars. As a result, Global's actual receipts are subject to fluctuation based upon currency exchange rates between the United States and Canada and, should Global accept payment in another currency, to the fluctuations in that currency's exchange rate.

         Global, because it sells election products and services, could tend to operate on a two-year business cycle because in the United States, a substantially larger number of elections for public office are held in even-numbered years than in odd-numbered years. As a result, revenues and underlying production and support activities for a majority of Global's products and services could significantly increase or decrease in accordance with the election cycle. However, because Global's fiscal year ends June 30th, and because many voting jurisdictions now attempt to purchase election products and services following an election, Global believes that it has to some extent ameliorated the possible effect of the United States biennial election cycle. Also, in Canada, elections are conducted on an irregular schedule, which differs in and among national, provincial and municipal elections. Thus, Global's Canadian business may also be expected to ameliorate cyclicity.

RESEARCH AND DEVELOPMENT

         Global expended approximately $1,552,000, $1,284,000 (including deferred development costs) and $857,000 for research and development during the fiscal years ended June 30, 2001, June 30, 2000, and June 30, 1999, respectively. All of Global's in-house research efforts are conducted at its facilities in Vancouver, Canada, and McKinney, Texas.

COMPETITION

         The election systems market is defined by the voting needs and specifications of voting jurisdictions. In that regard, sales, and therefore competition, are directed to Secretaries of State and election officials in each voting jurisdiction who issue requests for proposals in which desired specifications are set forth. Responsive bids are submitted to these officials and other specified reviewers for their evaluation and the selection of the entity awarded the project. Competitive factors include accuracy, security and speed of voting and tallying of votes, ease of use of the system, flexibility in ballot preparation, cost and customer support. Because of its ability to offer a complete, state of the art, integrated election system which can be tailored to the customer's needs, Global believes it is able to compete in all major areas of the election systems market. See "-- Risk Factors".

         In North America, Global competes primarily with moderately sized companies (some of which are affiliates of much larger companies) in the overall election system market and with some small companies who offer some aspect otherwise included in the overall system, such as voting equipment. Global's largest competitors in the North American election system market are Sequoia Pacific Systems, Inc. ("Sequoia"), a subsidiary of Jefferson Smurfit, Election Systems and Software, Inc. ("ESS") and Hart InterCivic, Inc. ("Hart InterCivic") pursuant to a strategic teaming arrangement with Dell Computers. ESS, Hart InterCivic and Sequoia offer local and state election management systems, optical scan ballot tallying and reporting and election information management software. MicroVote, Inc., of Indianapolis, offers a direct record voting system. Global also competes with a number of companies, including those mentioned previously, which produce and sell products designed to provide specific election-related functions.

MANUFACTURING

         Global assembles its AccuVote-OS and AccuVote TS product at its plant in McKinney, Texas and its printing facilities in Mill Creek, Washington, Mount Lake Terrace, Washington, and South San Francisco, California. With the exception of its visible light optical reader (which it obtains from another source but could replace with an in-house product) and its ballot box (for which Global owns the molds and could obtain an alternate manufacturer), Global obtains components for its products largely from various off-the-shelf vendors of electronic components, any of which could be replaced by another vendor should the need present itself. From time to time, Global enters into third party contract manufacturing agreements pursuant to which a third party manufacturers Global's products. Due to its current lack of liquidity, the Company has been unable to undertake significant manufacturing commitments. Consequently, Global entered into a contract manufacturing agreement dated June 19, 2001, as amended, with Diebold, Incorporated. See "--Pending Acquisition" and "Management's Discussion and Analysis."

INTELLECTUAL PROPERTY

         Patents

         Global co-owns the United States and Canadian patents on its AccuVote-OS product ("Patents") with Data Information Management Systems, Inc., the rights to which it purchased in 1991. The United States patent expires on April 24, 2006, and the Canadian patent expires on February 26, 2008. Except for the Patents, Global has not sought patent protection for its technology. Global has relied upon industrial know-how and trade secret laws to protect what it believes to be proprietary equipment and processes. Global cannot assure that its proprietary processes and equipment will provide it with sufficient competitive advantage to overcome its lack of patent protection, nor can it assure that others will not independently develop equivalent or superior products or technology. Also, Global cannot assure that it will be able to establish trade secret protection or that those trade secret obligations will be honored. To the extent that consultants, employees and other parties apply technological information developed independently by them or others to Global projects, disputes may arise as to the proprietary rights to that information, which may not be resolved in favor of Global. It is also possible that litigation may be necessary to enforce Global's proprietary rights, to protect its trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement. Litigation of that nature could result in substantial costs and diversion of resources and could have a material adverse effect on Global's business, financial condition and results of operation.

         Patent applications in the United States are generally not disclosed until the patents issue; therefore, patent applications could have been filed which relate to Global's processes and equipment. Global does not believe that it infringes any patents of which it is aware; however, it cannot assure that patent infringement claims will not be asserted against Global. If infringement or invalidity claims were to be asserted against Global, litigation could become necessary to defend Global against those claims. In certain circumstances, Global might choose to seek to obtain a license under the third party's intellectual property rights, which Global cannot assure would be available, if at all, on terms acceptable to Global. Thus, these claims, if asserted, may have a material adverse effect on Global's business, financial condition or results of operation.

         Trademarks and Tradenames

         Global has no registered trademarks or trade names, but claims proprietary rights to "AccuVote", "Global Election Systems" and "GEMS". Trademark registration applications have been filed for "AccuVote" and "GEMS" in the United States, but no assurance can be given that these trademarks will issue. Global had applied for a trademark registration for "Global Election Systems" in the United States, but such application was subsequently abandoned.

GOVERNMENT REGULATION

         Global's products are sold almost exclusively to governmental units. Global's AccuVote-OS and AccuVote-TS election products meet or exceed United States Federal Election Commission ("FEC") standards and are required to be, and are tested to FEC standards by Wyle Labs and Metamor, the industry's designated independent testing authorities. In the United States, election systems must also be certified in each state where they are used. Currently, one or both of Global's systems are certified in 38 states. Global is currently seeking certification of its products in the State of Florida. Canada does not require testing and certification.

         Each governmental unit to which Global markets its products specifies its own particular requirements for system operation. Without exception, Global's customers seek, and require, tamper-proof, efficient, confidential and expeditious election equipment and systems. These requirements and others typically are embodied in the customer's Request for Proposal ("RFP"), issued to solicit bids from Global and others. Because Global must be able to respond with complying bids to RFP's, Global must continually monitor, adapt to, anticipate and design for changes in specifications and in the expectations that governmental units have for efficient systems. For example, in the United States, promoting and increasing voter participation is a concern of many jurisdictions. As a result, enhancing convenience and opportunity to vote are increasingly important. Global's products are a direct response to these changing needs. To the extent that Global is or becomes unable to anticipate or respond to the concerns of jurisdictions, its ability to submit responsive bids to requests for proposals will be impeded.

         Because Global is incorporated and does business in British Columbia and its subsidiary, Global USA, is incorporated in the State of Delaware and does business in the United States and internationally, Global as a whole is subject to both Canadian and United States tax laws. Additionally, Global must comply with the taxation, export and import, currency, and other laws of each country in which it sells products or otherwise does business. These laws can be burdensome. To the extent that Global is unable or unwilling to comply, its business in a particular country may be expected to be materially adversely affected.

WARRANTIES

         Key to all elections is the reliability of the system, including the voting equipment, accuracy of voting results, and accuracy of tallying of results. Global's equipment is designed to optimize this reliability. Global warrants its election systems for a period of one year from purchase, unless another period is specified by the request for proposal from a voting jurisdiction. Global self-insures against warranty claims. Global has never been the subject of any material warranty claims and has generally repaired or replaced malfunctioning equipment in the pre-election stage; however, if a claim were to be made and to prevail, a lack or insufficiency of insurance coverage could have a material adverse effect on Global. However, all contracts with customers require insurance to be put in place before execution of the contract.

ENVIRONMENTAL COMPLIANCE

         Global operates a manufacturing plant in McKinney, Texas, and printing facilities in South San Francisco, California, Mill Creek, Washington and Mount Lake Terrace, Washington. Although its manufacturing consists largely of parts assembly, Global is required to comply with United States, California, Washington and Texas environmental and the Occupational Safety and Health Act requirements applicable to electronics manufacturing operations in general, including, for example, storage, marking, and disposal of various products used for cleaning parts to be assembled. Although Global takes appropriate measures to comply with these requirements, violations can occur. The New York Department of Environmental Conservation cited Global in June 1998 for alleged violation of certain storage and marking, and disposal requirements applicable to two of these substances used at its former New York manufacturing facility. Global responded immediately to correct the situation. The costs associated with Global's environmental compliance are not material to its financial condition. Global believes that its compliance programs are adequate, but cannot assure that no problems will arise in the future, some of which could have a material adverse impact on Global and its business.

EMPLOYEES

         As of June 30, 2001, Global had approximately 81 employees, of whom 80 were full-time and 1 was part-time, at its seven locations in Canada and the United States. Of the full-time employees, 18 were in executive and administrative positions, 11 were in sales, marketing and customer relations, 6 were in research and development, 27 were in manufacturing and 19 were in field customer support.

RISK FACTORS

         In addition to the matters set forth in the foregoing discussion of Global's business, the operations and financial performance of Global are subject to the risks, among others, described below:

         FUTURE OPERATIONS OF COMPANY ARE IN DOUBT. The turmoil in the United States election systems market as a result of events surrounding the November 2000 presidential election depleted Global's capital resources and resulted in a liquidity crisis. Therefore, Global's ability to continue as a going concern is in doubt. See "Management's Discussion and Analysis" and "Global Consolidated Financial Statements" attached to this Report.

         GLOBAL'S PRODUCTS ARE DEPENDENT UPON SATISFACTORY TESTING AND CERTIFICATION BEFORE SALES MAY BE MADE IN A VOTING JURISDICTION. In the United States, Global's ability to respond to Request for Proposals from voting jurisdictions and to make sales to those jurisdictions is dependent upon satisfactory completion of testing of the AccuVote-OS and AccuVote-TS (and similar future products or variations) by Wyle and Metamor Labs, the industry's designated independent testing authorities and upon certification by each state. If for some reason not now known or anticipated, a product did not test satisfactorily, Global's business could be materially adversely affected to the extent it was unable to offer and sell that product. Similarly, the failure of a product to be certified in a state would prevent the sale of the product in that state.

         Global is currently seeking certification of its products in the State of Florida. Failure to receive certification in a timely manner will result in the loss of significant market opportunities in Florida.

         Because Global deals with governmental authorities in making offers and sales of its products, it can also be adversely affected by changes in those authorities, revisions to or promulgation of new requirements and standards in a state, and unanticipated or unforeseen impediments in the bidding, award and implementation process.

         GLOBAL AND GLOBAL USA MAY BE SUBJECT TO VARIOUS TAX PENALTIES BECAUSE OF TRANSFER PRICE ARRANGEMENTS. Global and Global USA have entered into various agreements between themselves with respect to the transfer of technology, services and manufactured product. Because Global is generally subject only to Canadian taxation and Global USA is generally subject only to U.S. taxation, issues of transfer pricing arise. Both the Canadian and U.S. tax authorities generally require that pricing arrangements between Global and Global USA be entered into on a fair market basis. Further, Canada now requires that contemporaneous documentation be completed evidencing the arrangements. While Global is attempting to meet its obligations in this regard, Global could be subject to various penalties, and increased tax, if the taxing authorities take issue with the transfer pricing arrangements reached between Global and Global USA. Because appropriate transfer prices cannot be arrived at with certainty, there is no assurance that the taxing authorities would agree with Global's transfer pricing arrangements.

         GLOBAL COMPETES WITH LARGER, MORE WELL-ESTABLISHED COMPANIES. These companies have financial, and could develop technological and marketing, resources that are significantly greater than Global's and may have established relationships with customers or potential customers that afford them a competitive advantage. Global cannot assure that it will be able to compete effectively in its future markets or that competitive pressures will not adversely affect its business, financial condition or results of operations. Please see "-- Competition".

         GLOBAL DOES NOT HAVE PATENT PROTECTION FOR ITS PROPRIETARY INTELLECTUAL PROPERTY OTHER THAN THE ACCUVOTE-OS, AND, THEREFORE, DISPUTES COULD ARISE AS TO ITS OWNERSHIP OF AND THE SCOPE OF ITS RIGHTS TO THAT INTELLECTUAL PROPERTY. These disputes, as well as any that might arise as to the patented technology which is co-owned with Data Information Management Systems, Inc., may not be resolved in Global's favor and could be very expensive to resolve. Please see "-- Intellectual Property" above for more information.

         GLOBAL DEPENDENCE ON SENIOR MANAGEMENT TEAM. The success of Global is dependent on the services of its Chief Executive Officer, Mr. Courtney; its President and Chief Operating Officer, Mr. Urosevich;

its Vice President of Operations, Mr. Dix; and its Vice President of Sales and Marketing, Mr. Herron. Global does not have any employment agreements with any of these persons. Global has no key man insurance with respect to any of these persons. The loss of the services of any one of them for any reason could materially impede Global's marketing effort and strategic planning.

         GLOBAL HAS NEVER PAID CASH DIVIDENDS ON ITS COMMON STOCK AND DOES NOT EXPECT TO DO SO FOR THE FORESEEABLE FUTURE. Global intends to retain future earnings, if any, to provide funds for business operations and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

         Global leases office and manufacturing facilities in McKinney, Texas, Omaha, Nebraska, Vancouver, British Columbia, Mount Lake Terrace, Washington, Mill Creek, Washington, and South San Francisco, California. Global's standard practice is to lease its facilities, and to insure the facilities and their contents under an insurance plan.

         The McKinney, Texas leased facility consists of about 26,100 square feet in a stand-alone, one-story building. This facility includes Global's manufacturing operations and its United States corporate headquarters. The current lease term commenced on October 1, 2000 and continues for a period of five years, with two five-year options to renew. The expansion of Global's headquarters from 13,050 to 26,100 square feet was completed in October 2000.

         The Vancouver, British Columbia leased facility consists of about 2,785 square feet in an office building. This facility houses Global's Canadian corporate headquarters and most of its research and development activities. The lease term commenced on January 1, 1998 and continues for a period of five years, with a five-year option to renew at an annual rent to be negotiated.

         The Omaha, Nebraska leased facility consists of approximately 610 square feet. The facility is used for field support. The lease term commenced on October 1, 2001 and continues for a period of five years.

         The South San Francisco, California leased facility consists of approximately 5,120 square feet. The facility is used for digital imaging, printing and storage of related products. The lease term commenced on January 1, 2000 and continues for a period of five years.

         The Mill Creek, Washington leased facility consists of approximately 3,891 square feet. The facility is used for printing and mailing services. The lease term commenced on July 1, 1998 and continues for a period of four years.

         The Mount Lake Terrace, Washington leased facility consists of approximately 3,478 square feet. The facility is used for printing and mailing services. The lease term commenced on June 1, 2001 and continues for a period of four years.

ITEM 3. LEGAL PROCEEDINGS

         At June 30, 2001, the end of the last fiscal year, no material legal proceeding was pending.

         On July 19, 2001, one of Global's vendors, Fidlar-Doubleday, filed a petition in the Circuit Court in the County of Oakland, Michigan alleging that Global breached its promise to grant Fidlar-Doubleday an exclusive right to distribute Global's Accuvote System in Illinois when Global signed an exclusive reseller agreement with one of Fidlar-Doubleday's competitors. The parties are currently in settlement negotiations.

         Global is subject to various claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of Global.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Global did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY

         Global Common Shares are listed on the TSE under the stock symbol "GSM" and the AMEX under the stock symbol "GLE."

         The following table shows the high and low sales price and trading volume of the Global Common Shares as reported on the TSE and the AMEX for the periods indicated.

PERIOD                                                TSE (CDN. $)                           AMEX (U.S. $)
------                                                ------------                           -------------
                                                       HIGH  LOW                              HIGH  LOW
                                                       ----  ---                              ----  ---
FISCAL YEAR 2001 (1)

Quarter Ended June 30, 2001                            4.00  1.80                             2.64  1.20
Quarter ended March 31, 2001                           4.18  1.75                             2.84  1.65
Quarter ended December 31, 2000                        2.94  1.60                              N/A  N/A
Quarter ended September 30, 2000                       1.94   .80                              N/A  N/A

FISCAL YEAR 2000 (1)

Quarter ended June 30, 2000                            1.85   .95                              N/A  N/A
Quarter ended March 31, 2000                           2.15  1.55                              N/A  N/A
Quarter ended December 31, 1999                        2.55  1.40                              N/A  N/A
Quarter ended September 30, 1999                       2.60  1.75                              N/A  N/A

(1) The Global Common Shares were listed on the AMEX during the 1st quarter of 2001.

         As of June 30, 2001, there were approximately 634 holders of record of the Global's Common Shares. The Company has no issued and outstanding Preferred Stock.

ABSENCE OF DIVIDENDS

         Since its inception, Global has not paid cash dividends on the Global Common Shares. Global intends to retain future earnings, if any, to provide funds for business operations and, accordingly, does not anticipate paying any cash dividends on the Global Common Shares in the foreseeable future. Global is not subject to any restrictions (not imposed by law on corporations generally) that limit its ability to pay dividends on the Global Common Shares.

INVESTMENT CANADA ACT

         The Investment Canada Act (the "ICA") prohibits the acquisition of control of a Canadian business by non-Canadians without review and approval of the Investment Review Division of Industry Canada, the agency that administers the ICA, unless such acquisition is exempt from review under the provisions of the ICA. The Investment Review Division of Industry Canada must be notified of such exempt acquisitions. The ICA covers acquisitions of control of corporate enterprises, whether by purchase of assets, shares or "voting interests" of an entity that controls, directly or indirectly, another entity carrying on a Canadian business.

         Apart from the ICA, there are no other limitations on the right of nonresident or foreign owners to hold or vote securities imposed by Canadian law or Global's Articles. There are no other decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to nonresident holders of Global Common Shares, except as discussed elsewhere herein.

CANADIAN TAX MATTERS

         Sales or Other Dispositions of Shares

         Gains on sales or other dispositions of Global Common Shares realized by a non-resident of Canada are generally not subject to Canadian income tax, provided that the holder does not use or hold, and is not deemed to use or hold, such shares in connection with carrying on a business in Canada.

         Dividends

         Under the United States-Canada Income Tax Convention (1980), or the "Convention," Canadian withholding tax of 15 percent generally applies to dividends (including stock dividends) paid or credited to beneficial owners of the Global Common Shares:

         -- who are resident in the United States for the purposes of the Convention; and

         -- who do not hold the shares in connection with a business carried on through a permanent establishment or a fixed base in Canada where the holding is effectively connected with such permanent establishment or fixed base.

The Convention provides an exemption from withholding tax on dividends paid or credited to certain tax-exempt organizations that are resident in the United States for purposes of the Convention. Persons who are subject to the United States federal income tax on dividends may be entitled, subject to certain limitations, to either a credit or deduction with respect to Canadian income taxes withheld with respect to dividends paid or credited on the Global Common Shares.

RECENT SALES OF UNREGISTERED SECURITIES

         From July 1, 2000 to June 30, 2001, Global issued the following securities without registration under the Securities Act of 1933, pursuant to exemptions from registration under that Act:

                                            NO. OF GLOBAL     ISSUE PRICE PER
                            DESCRIPTION     COMMON SHARES      GLOBAL COMMON        GROSS         EXEMPTION
DATE                         OF ISSUE           ISSUED             SHARE           PROCEEDS      RELIED UPON
----                        -----------     -------------     ---------------      --------      -----------

August 23, 2000               Option
                             Exercise           50,000           Cdn.$1.25        Cdn.$62,500    Section 4(2)

September 29, 2000          Acquisition       1,600,000            $2.09              N/A        Section 4(2)

November 17, 2000             Option
                             Exercise           21,500             $1.25            $26,875      Section 4(2)

November 20, 2000             Option
                             Exercise           18,500             $1.25            $23,125      Section 4(2)

January 26, 2001              Option
                             Exercise           15,000             $2.05            $30,750      Section 4(2)

January 31, 2001              Option
                             Exercise           25,000             $1.49            $37,250      Section 4(2)

February 6, 2001              Option
                             Exercise           20,000             $1.25            $25,000      Section 4(2)

February 7, 2001              Option
                             Exercise           20,000             $1.25            $25,000      Section 4(2)

March 31, 2001                Warrant
                             Exercise          166,667             $1.88           $313,334      Section 4(2)

April 27, 2001                Option
                             Exercise           50,000             $1.25            $62,500      Section 4(2)

May 3, 2001                 Warrant(1)         600,000             $3.00          $1,800,000     Section 4(2)

May 3, 2001                 Warrant(2)         100,000             $3.00           $600,000      Section 4(2)

May 24, 2001                  Option
                             Exercise           25,000             $1.49            $37,250      Section 4(2)

May 30, 2001                  Option
                             Exercise          100,000             $1.25           $125,000      Section 4(2)

June 19, 2001                Option(3)     Up to 4,500,000     See Footnote 3   See Footnote 3   Section 4(2)

June 29, 2001               Convertible                                              Up to
                              Loan(4)       See Footnote 4     See Footnote 4     $5,000,000     Section 4(2)

June 29, 2001               Warrant(5)         250,000           U.S.$1.135      U.S.$283,750    Section 4(2)

September 11, 2001           Option(6)      See Footnote 6       U.S.$1.135     See Footnote 6   Section 4(2)

----------

         (1)      Warrant is exercisable until May 3, 2006.

         (2)      Warrant is exercisable until May 3, 2006.

         (3) Option issued pursuant to the terms of a certain Contract Manufacturing Agreement dated June 19, 2001 and is exercisable in the event of a failure to pay sums due under the agreement that remain unpaid 30 after the sums become due.

         (4) The principal amount of the Bridge Loan may be converted into Global Common Shares at a conversion price equal to the lesser of U.S.$1.135 per share and 85% of the five day weighted average trading price at the time of conversion.

         (5)      Warrant is exercisable until August 3, 2006.

         (6) Global has granted Diebold an irrevocable option (the "Option") to purchase up to such number of Global Common Shares as represents 10% of the total number of issued and outstanding Global Common Shares on the date of mailing an exercise notice to Global by Diebold at a price of U.S.$1.135 per Global Common Share, subject to adjustment. The Option may only be exercised by Diebold, in whole or in part, simultaneously with the closing of an alternative proposal to acquire Global, and Global has agreed to provide Diebold with notice in writing at least ten Business Days prior to the closing date of the transactions contemplated by an Alternative Proposal. The Option terminates upon the earlier of: (i) the closing of the acquisition of the Company by Diebold; and (ii) 5:00 p.m., New York City time, on the date that is the 18-month anniversary of the termination of the Arrangement Agreement or if, prior to the expiration of such 18-month period, the Closing (as defined in the Option Agreement) shall have occurred and the Option cannot be exercised by reason of any applicable Order or Law, ten Business Days after such impediment to exercise shall have been removed or shall have become final and not subject to appeal. At any time during which the Option is exercisable, upon demand by either Diebold or Global and simultaneously with the consummation of the Alternative Transaction, Diebold is obligated to sell to Global (or any successor entity thereof) and Global (or such successor entity) is obligated to repurchase from Diebold (the "Put/Call"), all or any portion of the Option, at the price equal to the product of multiplying (a) the difference between (1) the highest price per share to be paid for the Global Common Shares in the Alternative Transaction (the "Offer Price") and (2) the exercise price of the Option, by (b) the number of Global Common Shares purchasable pursuant to the Option (or portion thereof that is subject to the Put/Call). In determining the Offer Price, the value of consideration other than cash or stock as provided above is to be determined by a nationally recognized investment banking firm selected by Diebold and reasonably acceptable to Global.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The discussion and analysis of the operating results and the financial position of Global should be read in conjunction with Global's Consolidated Financial Statements and the Notes thereto. The financial statements have been prepared in United States dollars in accordance with United States generally accepted accounting principles ("GAAP"). See Note 16 of the Notes to Global's Consolidated Financial Statements for an explanation of differences between United States GAAP and Canadian GAAP.

         The U.S. election of November 2000 had a significant and disruptive impact on the election industry and the Company's results of operation and financial position. Difficulties experienced with accuracy and verifiability, particularly with punch-card systems, generated unprecedented opportunities for producers of electronic election systems, including Global. However, counties delayed making buying decisions for many months hoping to receive federal or state funding assistance in replacing old election systems.

         The decrease in expected sales and the resulting delays in cash flow have effectively exhausted Global's cash resources. Normal lag time between winning the contract, contract funding, and manufacture and delivery of finished products (the time Global records revenue) will delay any meaningful revenue from current activities until sometime in the first or second quarter of calendar 2002. Due to the gridlock in buying decisions by the counties and Global's cash position, the future operations of Global as an independent entity are in question. Since the third quarter of fiscal 2001, Global's financial statements have included a qualification concerning Global's ability to continue as a going concern. Without an acquisition by a financially stronger entity or an infusion of substantial capital, Global will be unable to continue operations.

         After evaluating Global's alternatives, the Board of Directors has agreed to the sale of Global to Diebold, and recommended that Global's shareholders approve the sale and related transactions. For more information on Diebold's acquisition of Global, please refer to "Business - Pending Acquisition" and the Management Information Circular included as Exhibit 99.1 to Global's Current Report on Form 8-K filed with the SEC on September 26, 2001.

         Certain of the information discussed in this Form 10-KSB contains forward-looking statements regarding future events or the future financial performance of Global and is subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in any forward-looking statements. Among those factors are: uncertainties as to Global's ability to continue as a going concern; expectations that the acquisition by Diebold will be consummated and, once consummated, will result in strategic benefits and/or market value increases; customer acceptance and demand for Global's products; Global's overall ability to design, test and introduce new products on a timely basis; Global's failure to obtain certification for its products; the nature of the markets addressed by Global's products; and the interaction with governmental entities in the United States which purchase Global's products. These and other risks are described in this Form 10-KSB under "Business - Risk Factors".

FISCAL 2001 COMPARED WITH 2000

         Sales and Operating Income

         Sales and other income for the year ended June 30, 2001 decreased 39.9% or $8,073,000, to $12,164,000 from $20,237,000 for the year ended June 30, 2000.
Sales from our newly acquired Spectrum operations offset the total decrease in sales by $4,010,000. In the first six months of the Company's fiscal year, the decrease in sales was due to state and local government's preparation for the general presidential election in November 2000. Election authorities typically have all voting equipment and processes in operation by the months of May/June of the national election year. As a result, election authorities do not purchase new equipment in the second half of the calendar year leading to a national election.

         Following the U.S. national election in November 2000, the resulting debate concerning election systems and the possibility of national or state funds to assist local counties in purchasing new equipment, has significantly delayed sales. Since November 2000, the Company knows of only a few jurisdictions which have committed funding for new voting systems in excess of $1,000,000.

         Cost of Sales and Operating Expenses

         Cost of sales and operating expenses for fiscal year 2001 decreased 23.7%, or $2,450,000, to $7,887,000 from $10,337,000 for fiscal year 2000. In fiscal 2001, Spectrum accounted for $2,275,000 of the total cost of sales and operating expenses. For fiscal 2001, cost of sales and operating expenses as a percentage of gross revenue increased to 64.8% from 51.1% in fiscal year 2000. The decrease in gross margin is due to the increase in sales through resellers in the 2001 period. The gross margin on sales through resellers is much lower, due to the application of dealer discounts. Additionally, reduced sales volumes without a comparable reduction in fixed costs negatively impacted gross margins.

         Selling, Administrative and General Expenses

         Selling, administrative and general expenses for fiscal year 2001 increased 64.7%, or $4,210,000, to $10,721,000 from $6,511,000 for fiscal year
2000. Of the increase in selling, administrative and general expenses, $957,000 is attributable to Spectrum. A portion of the remainder of the increase is attributable to a provision for possible bad debts in the amount of $1,507,000. The legal and accounting expenses increased $817,000 due to new provisions for reviewing interim financial statements, legal work related to raising funds and costs associated with the Diebold transactions. The remainder of the increase was due largely to an increase in manpower and associated costs in the sales, field support and administrative areas required to support current and anticipated growth.

         Research and Development Expenses

         Research and development expenses for fiscal year 2001 increased by 21.0%, or $269,000, to $1,553,000 from $1,284,000 for fiscal year 2000. The increase is due to expenditures relating to the Accu-Touch software which did not occur in the first six months of fiscal 2000. Global continues to fund research and development in order to offer leading edge products to the market place.

         Amortization

         Amortization for fiscal year 2001 increased 308.6%, to $1,520,000 from $372,000 in fiscal year 2000. Of this increase, $1,056,000 was attributable to the amortization of goodwill from the Spectrum acquisition and post acquisition operations. The remainder of the increase was within Global's operating plan.

         Interest

         Interest expense for fiscal year 2001 increased 62.5%, or $340,000, to $884,000 from $544,000 in fiscal year 2000. Spectrum accounted for $290,000 of the total interest expense incurred. The remainder of the increase was within Global's operating plan and resulted from interest on increased loans used to finance operations.

         Taxes

         Reflecting concerns about Global's ability to continue normal operations, Global reversed a $145,000 provision for the recovery of income taxes and did not record approximately $3,900,000 of additional income tax recovery in accordance with United States GAAP.

         Revaluation of Used Equipment

         Trade-in inventory write off for fiscal year 2001 decreased to $0 from $525,000 in fiscal year 2000 as a result of management writing down trade-in inventory in fiscal 2000. The trade-in inventory write down has now been completed and its value is considered to be zero.

         Loss Per Share

         Global's loss for fiscal year 2001 was $10,256,000, or $0.51 per share, compared to earnings of $520,000, or $0.03 per share, for fiscal 2000. The decrease in earnings per share for the 2001 fiscal period as compared to the 2000 fiscal period was due to a decrease in sales, increases in administrative and general expense, research and development, amortization, interest and the reversal of an income tax recovery provision, offset by decreases in cost of sales and operating expenses and revaluation of used equipment.

FISCAL 2000 COMPARED WITH 1999

         Sales and Operating Income

         Sales and other income for the year ended June 30, 2000 increased 10.5%, or $1,927,000, to $20,237,000 from $18,310,000 for the year ended June
30, 1999. The sales increase was largely attributable to increased voter registration and service revenue.

         Cost of Sales and Operating Expenses

         Cost of sales and operating expenses for fiscal year 2000 increased 14.9%, or $1,339,000, to $10,337,000 from $8,998,000 for fiscal year 1999. In fiscal year 2000, cost of sales and operating expense as a percentage of gross revenues increased to 51.1% from 49.1% in fiscal year 1999. This increase resulted primarily from higher product cost for the AccuVote-OS system whose contribution to sales was greater in fiscal year 2000 than in fiscal year 1999.

         Selling, Administrative and General Expenses

         Selling, administrative and general expenses for fiscal year 2000 increased 6.2%, or $381,000, to $6,511,000 from $6,130,000 for fiscal year 1999.
The increase was due largely to an increase in manpower and associated costs in the sales, field support and administrative areas required to support current and anticipated growth.

         Research and Development Expenses

         Research and development expenses for fiscal year 2000 increased by 49.8%, or $427,000, to $1,284,000 from $857,000 for fiscal year 1999. Global continues to fund research and development in order to offer leading edge products to the market place.

         Amortization

         Amortization for fiscal year 2000 decreased 4.1%, or $16,000, to $372,000 from $388,000 in fiscal year 1999. This decrease was due primarily to capital assets fully amortized during fiscal year 1999.

         Interest

         Interest expense for fiscal year 2000 increased 66.8 %, or $218,000, to $544,000 from $326,000 in fiscal year 1999. The increase was within Global's operating plan of funding current accounts receivable and resulted from interest on increased U.S. bank loans used to finance operations.

         Revaluation of Used Equipment

         Trade-in inventory write off for fiscal year 2000 decreased to $525,000 from $873,000 in fiscal year 1999 as a result of management writing down trade-in inventory. The trade-in inventory write down has now been completed and its value is considered to be zero.

         Earnings Per Share

         Global's earnings for fiscal year 2000 were $1,189,000, or $0.06 per share, before a write down of $525,000 for trade-in inventory. The after tax earnings for fiscal year 2000 after the trade-in inventory write down was $520,000, or $0.03 per share, compared to a profit of $716,000 or $0.04 per share for the same period for fiscal year 1999. The decrease in earnings per share for the 2000 fiscal period as compared to the 1999 fiscal period was due to an increase in sales, and increases in cost of sales and operating expenses, selling, administrative and general expense, research and development and interest expense and enhanced by a decrease in amortization and the write down of the trade-in inventory.

LIQUIDITY AND CAPITAL RESOURCES

         Global uses a combination of internally generated funds and borrowings to finance its working capital requirements, capital expenses and operations. During the period ended June 30, 2001, Global generated most of its funding through collection of receivables and debt financing.

         At June 30, 2001, Global's cash totaled $1,154,658, a decrease of $291,955 from June 30, 2000. Accounts and contracts receivable decreased to $4,316,000 at June 30, 2001 from $12,717,000 at June 30, 2000. Due to the nature of Global's business, the timing of payments on large contracts may vary significantly, and cause significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon delivery dates for voting systems. At June 30, 2001, inventory amounted to $5,609,000, an increase of $257,000 from June 30, 2000.

         Global has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At June 30, 2001, agreements receivable less current portion amounted to $344,000, an increase of $328,000 from June 30, 2000. These agreements are repaid at varying terms and with varying interest rates determined on a case-by-case basis. Historically, Global has not experienced any default in connection with agreements due from customers.

         As of June 30, 2001, Global had five loans outstanding as follows:

         Compass Bank, Albuquerque, New Mexico -- a note in the amount of $546,200 is secured by a $1,326,000 receivable. This loan bears interest at Compass Bank of Albuquerque Prime Rate plus 1% and is due September 8, 2001. Since the end of the fiscal year, Global paid $250,000 and received a three month extension of the maturity of this loan.

         Hibernia National Bank, McKinney, Texas -- a line of credit in the amount of $1,220,229 is secured by a blanket assignment of accounts receivable. Subsequent to the fiscal year end, the line of credit with Hibernia National Bank was modified with the following changes: the loan bears interest at The Wall Street Journal Prime Rate plus 4.00 percent and the maximum credit facility is $3,000,000 and is due October 31, 2001. The Company is not in compliance with certain covenants contained in the Hibernia Loan Agreement.

         Mrs. Deborah M. Dean -- a promissory note payable to Mrs. Deborah M. Dean in the amount of $1,000,000 is unsecured and is non-interest bearing. As of September 29, 2001, a payment in the amount of $333,334 was past due. Additional payments are due, $333,333 on September 29, 2002 and $333,333 on September 29, 2003. Global has received a letter from Mrs. Dean alleging default of the loan and demanding repayment of the entire loan amount. To recognize the interest component, the promissory note was discounted by $219,583 and during the current year interest expense of $119,467 was recognized. As at June 30, 2001, the discounted value of the promissory note was $899,884. See Note 8c of the Notes to Global's Consolidated Financial Statements for further details.

         Jones, Gable and Company -- a promissory note in the amount of $2,381,652, bearing interest at 10% per annum (18% for past due amounts) is secured by a security interest in the inventory of Global and guarantees from the Company's U.S. subsidiary and a director. Prepayments are required as to 10% of collected sales by the Company and 10% of any proceeds from the issuance of any debt or equity securities in excess of $7,000,000. The lender was granted 600,000 share purchase warrants and the director who guaranteed the loan was granted 100,000 share purchase warrants. As of September 20, 2001, a principal payment in the amount of $422,932 was past due and remaining payments are due $880,667 by December 15, 2001 and the balance by March 15, 2002.

         Diebold -- the Company signed a bridge loan agreement dated June 29, 2001, as amended August 3, 2001, for $5,000,000 with interest at 12% per annum and repayable 180 days from the dates of advance. The first advance of $1,550,000, less origination fee and lender expenses of $350,000, was received July 5, 2001. The second and final advance in the amount of $3,450,000, less lender expenses, was received by the Company on August 3, 2001.

         Diebold may elect, at any time upon 2 days notice, to convert any portion of the unpaid loan amount into common stock of Global. Diebold is not entitled to convert unpaid loan amounts into common stock of Global such that more than 19.9% of the total issued and outstanding shares of Global may be so issued, without prior shareholder approval. The conversion price is the lesser of $1.135 and 85% of the fair market value of Global's common shares based upon the average closing price for the 10 days prior to the conversion.

         Global may prepay the loan at any time prior to maturity at the higher of 145% of the unpaid principal plus accrued interest and 145% of the conversion rights with respect to the unpaid principal plus accrued interest.

         Global shall prepay the loan at the higher of 145% of the unpaid principal plus accrued interest and 145% of the conversion rights with respect to the unpaid principal plus accrued interest upon Global entering into a sale agreement with a third party.

         Diebold was also granted a warrant for 250,000 shares of the common stock of Global at the price of $1.135 and expiring August 3, 2006 or earlier under specific conditions.

         The loan agreement further provides that Global may not issue or sell shares, nor grant options at a price less than $1.135 prior to the later of full repayment of the loan and the date the warrants attached to the loan are exercised or expire.

         The loan is secured by a security interest in all assets of Global and the joint and several guarantees of Global's wholly-owned subsidiaries, Global USA and Spectrum, for complete payment and performance of the obligations of Global.

         Due to its current lack of liquidity, Global has been unable to undertake significant manufacturing commitments. Consequently, Global entered into a contract manufacturing agreement dated June 19, 2001, as amended, with Diebold, Incorporated. Pursuant to the manufacturing agreement, Diebold will produce more than 500 AccuVote-TS touch screen voting terminals to fulfill a contract previously secured by Global.

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

         ----------------------------------------------- ----------------- ---------------- -----------------
                                                               YEAR              YEAR             YEAR
                                                               END               END              END
                                                             June 30,          June 30,         June 30,
                                                               2001              2000             1999
         ----------------------------------------------- ----------------- ---------------- -----------------
         END OF PERIOD                                        1.5177            1.4793           1.4720
         ----------------------------------------------- ----------------- ---------------- -----------------
         AVERAGE FOR PERIOD                                   1.5192            1.4731           1.5103
         ----------------------------------------------- ----------------- ---------------- -----------------
         HIGH FOR PERIOD                                      1.5825            1.5063           1.5685
         ----------------------------------------------- ----------------- ---------------- -----------------
         LOW FOR PERIOD                                       1.4634            1.4433           1.4570
         ----------------------------------------------- ----------------- ---------------- -----------------

         On June 30, 2001, the noon rate of exchange as reported by the Bank of Canada for the conversion of United States dollars into Canadian dollars was Cdn. $1.00=US$0.65889 (US$1.00=Cdn.$1.5177).

OUTLOOK

         Global's operating results continue to show the impact of the stagnant market over the last fifteen months (July 2000-September 2001). Current financial resources, including internally generated funds and available bank lines of credit and borrowings, will not be sufficient to finance Global's operations. To continue, Global must complete the transaction with Diebold or raise significant external financing immediately.

         After examining Global's alternatives, the Board of Directors has agreed to the sale of Global to Diebold, and recommended that Global's shareholders approve the sale and related transactions. For more information on Diebold's acquisition of Global, please refer to the Management Information Circular included as Exhibit 99.1 to Global's Current Report on Form 8-K filed with the SEC on September 26, 2001.

ITEM 7. FINANCIAL STATEMENTS

         Consolidated Financial Statements.................................................................  F-1
              Report of Independent Accountants............................................................  F-2
              Consolidated Balance Sheets..................................................................  F-3
              Consolidated Statements of Changes in Shareholders' Equity...................................  F-4
              Consolidated Statements of Income (Loss).....................................................  F-5
              Consolidated Statements of Cash Flows........................................................  F-6
              Notes to Consolidated Financial Statements...................................................  F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following persons are Directors of the Company. Directors serve for a term of one year and until their successors are elected and qualified.

         BRIAN W. COURTNEY(1)(2), 59, has served as Chief Executive Officer of the Company since August 2001 and has served as a Director since July 2000. Mr. Courtney is Chairman, and Chief Executive Officer of Patent Enforcement and Royalties ltd., a company that makes investments in intellectual property with emphasis on patents relating to computer applications, software and the Internet since May 1999. Mr. Courtney was Chairman and Chief Executive Officer of Visible Decisions Inc. from June 1995 to July 1998. Mr. Courtney was the President of Oracle Canada from 1985 to 1991 and founder and Vice-President of Oracle Corporation (USA).

         ROBERT J. UROSEVICH(2), 53, has served as President and Chief Operating Officer and Director of the Company since 2000 and Vice-President, Sales Marketing and Business Development from 1997-2000. Mr. Urosevich has over 25 years of experience in the election systems industry. Mr. Urosevich founded I-Mark Systems, Inc. in 1995. His background with leading edge election products began in 1976 with the development of the first OMR-based centralized vote counting system utilizing standard test scoring equipment in the United States. In 1979, he founded American Information Systems (AIS), which developed and marketed proprietary election counting systems to small and medium sized jurisdictions nationwide. Mr. Urosevich served as the President of AIS from 1979 through 1992 during which time AIS grew to be the largest processor of OMR ballots, handling approximately 400 jurisdictions and 40 million documents per year. In 1995, he launched I-Mark Systems after designing a robust touch screen voting system anchored by smart card and biometric encryption authorization technology. The Company acquired I-Mark in 1997 at which time Mr. Urosevich joined the Company.

         CLINTON H. RICKARDS, 53, has served as Director of the Company since 1991, and until 1995 served as the Company's President. From 1993 to present, Mr. Rickards has managed the Company's Marketing Division, Investor Relations. Involved in the computer industry since 1968, Mr. Rickards formed a private computer company in 1980 with several partners. In 1983, he bought out his partners and founded the private computer company, North American Professional Technologies ("NAPT). NAPT began the development of the ES-2000 in 1986, which subsequently became the Company's signature product.

         JOHN W. LARMER(1), 58, has served as a Director of the Company since 1999. Since 1989, Mr. Larmer has been President of Soza & Company, Ltd. (SOZA), an international finance and management information technology consulting company. His senior level consulting practice encompasses a wide range of technology areas and he has lectured on numerous topics, including the use of computers in management related to tax liabilities and national and local election systems. Mr. Larmer has served as President of the Washington Chapter of the Data Processing Management Association and as the Accounting Chairman for the International Business Exposition and Conference.

         DAVID H. BROWN(1)(2), 72, has served as a Director since June 2000 and from 1991 -1999. Mr. Brown is a retired Vice Chairman of the investment firm Burns Fry Limited of Toronto, Ontario, Canada. Mr. Brown has been retired since 1989.

         LARRY DIX, 46, has served as Vice-President, Operations of Global since September 2000 and was Manager of Global's Voter Registration Division from 1998 to 2000. Prior to that, he served as Director of Data Processing, Nebraska Association of County Officials from 1991 to 1998.

         TALBOT R. IREDALE, 44, has served as Vice-President, Research & Development of Global since 1991.

         BARRY HERRON, 54, has served as Vice-President, Marketing of Global since September 2000 and Regional Manager for Global since 1994.

         MAURICE E. SOKULSKI, 58, has served as Treasurer of Global since 1994, Director of Global from 1996 to 1997 and Controller of Global from 1994 to 1996.

         S. MICHAEL RASMUSSEN, 41, has served as Chief Financial Officer of Global since January, 2001. He was co-founder of Client Resources, Inc., an IT staffing company, from 1999-2000. Prior to that, Mr. Rasmussen was Regional Controller for Data Processing Resources Corp., an IT staffing company, from 1998-1999 and Group CFO at Omaha World-Herald, 1993-1998.

         JEFFREY DEAN, 57, has served as Senior Vice-President of Global since September, 2000 and was General Manager of Spectrum Print & Mail Services, Ltd. from 1995-2000.

         BRIAN O'CONNOR, 46, has served as Senior Vice-President of Global since February, 2001 and was Chief Operations Officer and Vice President of Corporate Development for Soza and Company, Ltd. from 1998-2001. Prior to that, Mr. O'Connor served as Director of Sales and Marketing for the Special Markets Division, among other duties, for Danaher Control, a division of Danaher Corporation from 1986-1998.

----------
(1)      Denotes member of the Audit Committee.

(2)      Denotes member of the Compensation Committee.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the US Securities Exchange Act of 1934 (the "Act"), directors and officers of public companies are required to report to the Securities and Exchange Commission all personal transactions involving the Company's common shares. Based solely upon a review of Forms 3, 4 and 5 filed by Directors and officers of the Company during the 2001 fiscal year, to the best knowledge of the Company, all Forms required by Section 16(a) were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         Set out below are particulars of compensation paid to the following persons (the "Named Executive Officers"):

(a)      chief executive officer of Global;

(b) each of Global's four most highly compensated executive officers, other than the chief executive officer, who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds Cdn.$100,000 per year; and

(c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of Global at the end of the most recently completed financial year.

         Based on the foregoing, during the fiscal year ended June 30, 2001, there were five Named Executive Officers of Global (1), namely:

------------------------------------- -----------------------------------------------------------------------
NAME                                  TITLE
------------------------------------- -----------------------------------------------------------------------
Robert J. Urosevich                   President, Chief Operating Officer and Director of Global (2)
------------------------------------- -----------------------------------------------------------------------
Clinton H. Rickards                   Director of Investor Relations; Director of Global
------------------------------------- -----------------------------------------------------------------------
Jeffrey Dean                          Senior Vice-President
------------------------------------- -----------------------------------------------------------------------
Larry Dix                             Vice-President, Operations
------------------------------------- -----------------------------------------------------------------------
Howard T. Van Pelt                    Former President and Chief Executive Officer (2)
------------------------------------- -----------------------------------------------------------------------

(1) Brian Courtney was appointed Chief Executive Officer of Global on August 2, 2001.

(2) Mr. Urosevich was appointed President and Chief Operating Officer of Global on July 31, 2000. Mr. Urosevich replaced Howard Van Pelt, who resigned as Director, President and Chief Executive Officer on that date.

         The following table sets forth the compensation awarded, paid to or earned by Global's Named Executive Officers during the fiscal years ended June 30, 2001, 2000 and 1999:

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------

                                           Annual Compensation
                          -------------------------------------------------------

                            Fiscal                                    Other Annual
   Name and Principal       Year          Salary                      Compensation
        Position            Ended          ($)            Bonus($)        ($)
------------------------- ---------- ----------------- -------------- ------------
Robert J. Urosevich       2001(1)    US$147,083        US$10,000      -0-
President, COO and        2000(2)    US$115,000        US$10,000      -0-
Director                  1999(3)    US$115,000        -0-            -0-
------------------------- ---------- ----------------- -------------- ------------

Clinton H. Rickards       2001(1)    Cdn.$150,000      Cdn.$15,098    -0-
Director                  2000(2)    Cdn.$154,332      -0-            -0-
                          1999(3)    Cdn.$145,577      Cdn.$35,006    -0-
------------------------- ---------- ----------------- -------------- ------------

Jeffrey Dean
Senior VP                 2001(1)    US$132,000        -0-            -0-
------------------------- ---------- ----------------- -------------- ------------
Larry Dix
VP, Operations            2001(1)    US$112,917        US$8,976       -0-
------------------------- ---------- ----------------- -------------- ------------

Talbot R. Iredale         2001(1)    Cdn.$120,000      Cdn.$5,000     -0-
VP, Research and          2000(2)    Cdn.$105,000      Cdn.$1,500     -0-
Development               1999(3)    Cdn.$96,667       N/A            N/A
------------------------- ---------- ----------------- -------------- ------------

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------

                                 Long Term Compensation
                          --------------------------------------

                                    Awards             Payouts
                          --------------------------- ----------

                           Securities    Restricted
                             Under       Shares or
                            Options      Restricted      LTIP        All Other
   Name and Principal       Granted      Share Units    Payouts     Compensation
        Position              (#)            (#)          ($)            ($)
------------------------- ------------- ------------- ---------- -----------------
Robert J. Urosevich       -0-           -0-           -0-        US$1,938
President, COO and        -0-           -0-           -0-        US$858
Director                  -0-           -0-           -0-        US$812
------------------------- ------------- ------------- ---------- -----------------

Clinton H. Rickards       -0-           -0-           -0-        Cdn.$2,233
Director                  -0-           -0-           -0-        Cdn.$1,407
                          -0-           -0-           -0-        Cdn.$1,308
------------------------- ------------- ------------- ---------- -----------------

Jeffrey Dean
Senior VP                 -0-           -0-           -0-        US$302
------------------------- ------------- ------------- ---------- -----------------
Larry Dix
VP, Operations            -0-           -0-           -0-        US$1,226
------------------------- ------------- ------------- ---------- -----------------

Talbot R. Iredale         -0-           -0-           -0-        Cdn.$2,496
VP, Research and          -0-           -0-           -0-        Cdn.$2,313
Development               N/A           N/A           N/A        Cdn.$1,875
------------------------- ------------- ------------- ---------- -----------------

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------

                                           Annual Compensation
                          -------------------------------------------------------

                            Fiscal                                    Other Annual
   Name and Principal       Year          Salary                      Compensation
        Position            Ended          ($)            Bonus($)        ($)
------------------------- ---------- ----------------- -------------- ------------
Larry Ensminger           2001(1)    US$105,000        US$10,000      -0-
VP, Business              2000(2)    US$107,083        US$10,000      -0-
Development; Secretary    1999(3)    US$95,500         -0-            -0-
of Global(4)
------------------------- ---------- ----------------- -------------- ------------

Maurice E. Sokulski       2001(1)    US$98,750         US$10,000      -0-
Treasurer                 2000(2)    US$80,833         US$10,000      -0-
                          1999(3)    US$75,000         -0-            -0-
------------------------- ---------- ----------------- -------------- ------------

Howard T. Van Pelt        2001(1)    US$15,000         -0-            -0-
Former President and      2000(2)    US$180,000        -0-            -0-
CEO of Global(5)          1999(3)    US$180,000        US$22,143      -0-
------------------------- ---------- ----------------- -------------- ------------

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------

                                 Long Term Compensation
                          --------------------------------------

                                    Awards             Payouts
                          --------------------------- ----------

                           Securities    Restricted
                             Under       Shares or
                            Options      Restricted      LTIP        All Other
   Name and Principal       Granted      Share Units    Payouts     Compensation
        Position              (#)            (#)          ($)            ($)
------------------------- ------------- ------------- ---------- -----------------
Larry Ensminger           -0-           -0-           -0-        US$1,255
VP, Business              -0-           -0-           -0-        US$733
Development; Secretary    -0-           -0-           -0-        US$789
of Global(4)
------------------------- ------------- ------------- ---------- -----------------

Maurice E. Sokulski       -0-           -0-           -0-        US$1,121
Treasurer                 -0-           -0-           -0-        US$589
                          -0-           -0-           -0-        US$638
------------------------- ------------- ------------- ---------- -----------------

Howard T. Van Pelt        -0-           -0-           -0-        -0-
Former President and      -0-           -0-           -0-        US$1,388
CEO of Global(5)          -0-           -0-           -0-        US$1,044
------------------------- ------------- ------------- ---------- -----------------

(1)      For the fiscal year ended June 30, 2001.

(2)      For the fiscal year ended June 30, 2000.

(3)      For the fiscal year ended June 30, 1999.

(4) Mr. Ensminger resigned as Vice-President, Business Development and Secretary of Global on August 31, 2001.

(5) Mr. Van Pelt resigned his positions as a Director, President and CEO of Global as of July 31, 2000.

         Aggregated Option Exercises During the Fiscal Year
         Ended June 30, 2001 and Fiscal Year End Option Values

         The following table sets out incentive stock options exercised by the Named Executive Officers, during the most recently completed fiscal year as well as the fiscal year end value of stock options held by the Named Executive Officers.

============================ =============== ================= ============================ =========================
                                                                                               Value of Unexercised
                             Securities      Aggregate           Unexercised Options at      In-the-Money Options at
                             Acquired on     Value                   Fiscal Year-End           Fiscal Year-End ($)
                             Exercise        Realized ($)       Exercisable/Unexercisable           Exercisable
Name                         (#)             (1)                           (#)                  Unexercisable (2)
---------------------------- --------------- ----------------- ---------------------------- -------------------------
Howard T. Van Pelt           50,000          27,500            -0-                          N/A
---------------------------- --------------- ----------------- ---------------------------- -------------------------
Clint Rickards               50,000          77,500            -0-                          N/A
---------------------------- --------------- ----------------- ---------------------------- -------------------------
Robert J. Urosevich          N/A             N/A               120,000/-0-                  Cdn.$78,000/-0-
---------------------------- --------------- ----------------- ---------------------------- -------------------------
Jeffrey Dean                 N/A             N/A               -0-/-0-                      N/A
---------------------------- --------------- ----------------- ---------------------------- -------------------------
Larry Dix                    N/A             N/A               50,000/-0-                   -0-/-0-
============================ =============== ================= ============================ =========================

(1) Based on the difference between the option exercise price and the closing market price of the Company's shares, on the date of exercise.

(2) In-the-Money Options are those where the market value of the underlying securities as at the most recent fiscal year end exceeds the option exercise price. The closing market price of the Company's shares as at June 30, 2001 was Cdn.$1.90.

         Options/SAR Grants in Last Fiscal Year

         No named executive officer received a grant of stock options or SARs during the fiscal year ended June 30, 2001. Subsequent to the fiscal year ended June 30, 2001, Brian Courtney, Chief Executive Officer of Global, was granted an option to purchase up to a total of 200,000 common shares at a price of US$1.135 (Cdn.$1.74) per share exercisable on or before August 7, 2006.

         Termination of Employment, Change in Responsibilities and Employment Contracts

         Global USA has entered into an employment agreement, dated September 29, 2000, with Jeffrey Dean pursuant to which Global USA agreed to pay Mr. Dean US$144,000 per annum until December 31, 2002. If Global USA terminates Mr. Dean's employment without cause and not by reason of disability, then Global USA is obliged to pay Mr. Dean a lump sum equal to the amount which would have been paid to him if had he remained employed until December 31, 2002 at his then current annual rate.

         No other employment contracts exist between either Global or its subsidiaries and the Named Executive Officers.

         Composition of the Compensation Committee

         Global's Compensation Committee consists of David H. Brown, Robert J. Urosevich and Brian W. Courtney. Mr. Urosevich has served as the Company's President and Chief Operating Officer since August, 2001. Mr. Courtney was appointed as the Company's Chief Executive Officer on August 2, 2001. Compensation matters may also be reviewed and approved by the entire Board of Directors.

         Report on Executive Compensation

         The Compensation Committee has no formal compensation policy. However, executive officers are compensated in a manner consistent with their respective contributions to Global. Compensation is based on a combination of factors, including a comparative review of information provided to the Compensation Committee by compensation consultants, recruitment agencies and auditors, as well as historical precedent.

         Compensation of Directors

         No cash compensation was paid to any Director of Global for the Director's services as a Director during the fiscal year ended June 30, 2001, other than directors' fees to Bob Urosevich (US$15,000), Clint Rickards (US$11,250), Brian Courtney (US$11,250), John Larmer (US$11,250) and Nicholas Glass (US$18,750). Global has no other standard arrangement pursuant to which the Directors are compensated by Global for the services in their capacity as Directors except for the granting from time to time of incentive stock options in accordance with the policies of the TSE. Global reimburses Directors for expenses they incur to attend board meetings.

INDEBTEDNESS OF DIRECTORS AND OFFICERS

         No director or officer of Global, nor any associate of any such person, is or has been indebted to Global at any time since the beginning of Global's most recently completed financial year.

ITEM 11. SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

         The following table presents the number of Global Common Shares beneficially owned, directly or indirectly, or controlled or directed by, Global's directors, nominees and executive officers (with sole voting and investment power, except as otherwise indicated) as of September 21, 2001. Beneficial ownership has been determined in accordance with Section 95 of the Securities Act (British Columbia) and Rule 13d-3 under the Exchange Act.

                                                                                   TOTAL SHARES           PERCENT
                                         NUMBER OF      OPTIONS EXERCISABLE        BENEFICIALLY           OF CLASS
NAME OF BENEFICIAL OWNER                 SHARES (1)       WITHIN 60 DAYS               OWNED                (%)
------------------------                 ----------     -------------------        ------------           --------

Robert J. Urosevich(2)                     46,023             120,000                 166,023                .8
Howard T. Van Pelt(3)                       -0-                 -0-                     -0-                  --
Brian W. Courtney(2)                       50,000             200,000                 250,000               1.2
Clinton H. Rickards(4)                    998,619             100,000                1,098,619              5.3
David Brown(2)                           1,237,067              -0-                  1,237,067              6.0
John W. Larmer II(2)                        100               50,000                  50,100                 .2
S. Michael Rasmussen(2)                     -0-                 -0-                     -0-                  --
Jeffrey Dean(5)                          1,600,000              -0-                  1,600,000              7.7
Talbot Iredale(4)                           -0-                 -0-                     -0-                  --
Larry Dix(2)                               4,750              50,000                  54,750                 .3
Barry Herron(2)                           120,000             50,000                  170,000                .8
Maurice Sokulski(2)                       127,700             100,000                 227,700               1.1
Brian O'Connor(2)                           -0-                 -0-                     -0-                  --
Diebold, Incorporated                       -0-            4,388,418(6)            4,388,418(6)            17.5
Directors and Officers as a group        4,184,259            670,000                4,854,259             22.7

(1) Shares listed are Global Common Shares currently held, and do not include options warrants exercisable within 60 days.

(2) The address of Messrs. Urosevich, Courtney, Brown, Larmer, Rasmussen, Dix, Herron, Sokulski and O'Connor is c/o Global Election Systems Inc., 1611 Wilmeth Road, McKinney, Texas 75069.

(3)      Mr. Van Pelt's address is 5012 N. Meadow Ridge Circle, McKinney, Texas
         75070.

(4) The address of Messrs. Rickards and Iredale is c/o Global Election Systems Inc., Suite 350, 1200 West 73rd Avenue, Vancouver, British Columbia, VGP 3G.

(5) Shares listed are owned by Mr. Dean's wife, Deborah M. Dean, with whom Mr. Dean shares voting and investment power. The Deans' address is c/o Global Election Systems Inc., 6920 220th Street, S.W., Suite 206, Mount Lake Terrace, WA 98403.

(6) Taken from Diebold, Incorporated's Schedule 13D/A pertaining to its holdings of Global Common Shares filed September 20, 2001. Pursuant to the exercise of the convertible securities held by Diebold and described in the Management Information Circular included as Exhibit
         99.1 to Global's Form 8-K filed on September 26, 2001, Diebold has the right to acquire, without stockholder approval, 4,388,418 Global Common Shares. Diebold's address is 5995 Mayfair Rd., North Canton, Ohio 44720-8077.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No insider of Global, and no associate or affiliate of an insider has, or has had, any material interest, direct or indirect, in any transaction or in any proposed transaction, which in either case has materially affected or would materially affect Global since the commencement of the most recently completed fiscal year.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number                      Exhibit Description

2.1 Arrangement Agreement, dated September 10, 2001, by and between Global Election Systems Inc. and Diebold, Incorporated(1)

3.1      Memorandum and Articles of Incorporation, as amended(2)

4.1 Parts 7, 10, 12, and 27 of the Memorandum and Articles of Incorporation, as amended, set forth in Exhibit 3.1(3)

4.2      Agreement to furnish long term debt instruments(4)

4.3 Share Purchase Warrant issued to Jones, Gable & Company Limited on March 15, 2001(5)

4.4 Registration Rights Agreement, dated June 29, 2001, by and between Global Election Systems Inc. and Diebold, Incorporated(6)

4.5 Warrant to Purchase Common Shares, dated August 3, 2001 issued to Diebold, Incorporated(7)

4.6 Common Share Option Agreement, dated September 10, 2001, issued to Diebold, Incorporated(8)

10.1     Property lease dated August 6, 1999 between David Wood and the
         Company(9)

10.2 Property lease dated September 26, 2000 between Jersey Investments, Inc. and the Company(10)

10.3 Change in terms agreement for loan dated May 22, 2000 between Compass Bank and the Company(11)

10.4 Change in terms agreement for loan dated May 27, 2000 between Compass Bank and the Company(12)

10.5 Loan agreement dated July 19, 2000 between Hibernia National Bank and the Company (13)

10.6 Letter agreement dated March 15, 2001 between the Company and Hibernia National Bank(14)

10.7     Employment Agreement dated January 19, 2001 with S. Michael
         Rasmussen(15)

10.8 Agreement concerning loan dated March 15, 2001 between the Company, Global Election Systems, Inc. and Jones, Gable & Company Limited(16)

10.9 Promissory Note as of March 15, 2001 between the Company and Jones, Gable & Company Limited(17)

10.10 Security Agreement dated March 15, 2001 between Global Election Systems, Inc. and Jones, Gable & Company Limited(18)

10.11 Guaranty Agreement dated March 15, 2001 between Global Election Systems, Inc. and Jones, Gable & Company Limited(19)

10.12 Bridge Loan Agreement, dated June 29, 2001, by and between Global Election Systems Inc. and Diebold, Incorporated(20)

10.13 Amendment No. 1 to Bridge Loan Agreement, dated August 3, 2001, by and between Global Election Systems Inc. and Diebold, Incorporated(21)

10.14 Collateral and Guarantee Agreement, dated June 29, 2001, by and between Global Election Systems Inc. and Diebold, Incorporated(22)

10.15    Commercial Variable Rate Promissory Note, dated September 8, 2001(23)

21.1*    Subsidiaries of Global Election Systems Inc.

----------
* Filed herewith

(1) Incorporated by reference to Exhibit 10.16 to the Company's Form 8-K filed September 10, 2001.

(2) Incorporated by reference to Exhibit 2.1 to the Company's Form 10-SB filed July 31, 1998.

(3) Incorporated by reference to Exhibit 3.1 to the Company's Form 10-SB filed July 31, 1998.

(4) Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(5) Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(6) Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed August 7, 2001.

(7) Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed August 7, 2001.

(8) Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K filed September 10, 2001.

(9) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report Form 10-Q filed May 15, 2000.

(10) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report Form 10-Q filed May 15, 2000.

(11) Incorporated by reference to Exhibit 10.3 to the Company's Annual Report Form 10-KSB filed September 28, 2000.

(12) Incorporated by reference to Exhibit 10.4 to the Company's Annual Report Form 10-KSB filed September 28, 2000.

(13) Incorporated by reference to Exhibit 10.5 to the Company's Annual Report Form 10-KSB filed September 28, 2000.

(14) Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(15) Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report Form 10-Q filed February 14, 2001.

(16) Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(17) Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(18) Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(19) Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(20) Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 7, 2001.

(21) Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 7, 2001.

(22) Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 7, 2001.

(23) Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 8, 2001

(b)      Reports on Form 8-K

The Company filed a current Report on Form 8-K on April 5, 2001, as amended on April 10, 2001. The Company also filed a Current Report on Form 8-K on June 21, 2001.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, hereunto duly authorized.

Dated:  October 12, 2001

                                    GLOBAL ELECTION SYSTEMS INC.

                                    By: /s/ Brian W. Courtney
                                ----------------------------------------------
                                    Brian W. Courtney, Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      Signature                                              Title                                 Date
                      ---------                                              -----                                 ----


         /s/ Brian W. Courtney                             Director, Chief Executive Officer                  October 12, 2001
-----------------------------------------------------      (Principal Executive Officer)
Brian W. Courtney

         /s/ Robert J. Urosevich                           Director, President and Chief Operating            October 12, 2001
-----------------------------------------------------      Officer
Robert J. Urosevich

         /s/ S. Michael Rasmussen                          Chief Financial Officer and Secretary              October 12, 2001
-----------------------------------------------------      (Principal Accounting Officer)
S. Michael Rasmussen

         /s/ David H. Brown                                Director                                           October 12, 2001
-----------------------------------------------------
David H. Brown

         /s/ John W. Larmer II                             Director                                           October 12, 2001
-----------------------------------------------------
John W. Larmer

         /s/ Clinton H. Rickards                           Director                                           October 12, 2001
-----------------------------------------------------
Clinton H. Rickards

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                          Page
                                                                                                          ----

CONSOLIDATED FINANCIAL STATEMENTS ........................................................................F-1

         Report of Independent Accountants ...............................................................F-2

         Consolidated Balance Sheets .....................................................................F-3

         Consolidated Statements of Shareholders' Equity .................................................F-4

         Consolidated Statements of Income (Loss) ........................................................F-5

         Consolidated Statements of Cash Flows ...........................................................F-6

         Notes to Consolidated Financial Statements ......................................................F-7

                          GLOBAL ELECTION SYSTEMS INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                             30 JUNE 2001 AND 2000

                                   U.S. FUNDS





                        STALEY, OKADA, CHANDLER & SCOTT

                             Chartered Accountants

REPORT OF INDEPENDENT ACCOUNTANTS

--------------------------------------------------------------------------------

TO THE BOARD OF DIRECTORS OF GLOBAL ELECTION SYSTEMS INC.:

We have audited the accompanying consolidated balance sheets of Global Election Systems Inc. and its subsidiaries as of 30 June 2001 and 2000, and the related consolidated statements of shareholders' equity, income (loss) and cash flows for each of the three years in the period ended 30 June 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit for the year ended 30 June 2001 in accordance with auditing standards generally accepted in the United States of America and for the year ended 30 June 2000 in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Election Systems Inc. and its subsidiaries at 30 June 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended 30 June 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1a to the financial statements, the Company is in non-compliance with certain covenants of its loan agreements (Note 8), has failed to obtain the required consent of a debt holder for security granted on additional borrowings (Note 8), has several contingent liabilities which may require substantive attention, has received several threats of litigation regarding unpaid trade payables which are accrued in the accounts, has identified a significant cash flow deficiency in the coming year, has significant ongoing commitments (Note 12) and has accumulated a deficit of $11,575,017 as a result of the current period loss, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1a. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                          "STALEY, OKADA, CHANDLER & SCOTT"


Burnaby, British Columbia, Canada                           STALEY, OKADA, CHANDLER & SCOTT
4 September 2001, except Note 18a which is effective                  CHARTERED ACCOUNTANTS
     10 September 2001

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.                                         Statement 1

CONSOLIDATED BALANCE SHEETS
AS AT 30 JUNE
U.S. Funds

ASSETS                                                                            2001             2000
                                                                               ------------    ------------
CURRENT
   Cash and short-term deposits                                                $  1,154,658    $  1,446,613
   Accounts receivable                                                            3,288,005       6,204,048
   Contracts receivable                                                           1,028,486       6,512,549
   Unbilled receivables                                                             418,113         822,211
   Deposits and prepaid expenses                                                    424,242         286,248
   Inventory (Note 4)                                                             5,608,828       5,352,216
   Current portion of agreements receivable                                          97,276         178,808
                                                                               ------------    ------------
                                                                                 12,019,608      20,802,693
AGREEMENTS RECEIVABLE (Note 5)                                                      344,364          15,876
CAPITAL ASSETS (Note 6)                                                           2,364,292         540,293
OTHER ASSETS (Note 7)                                                             2,088,555         549,750
                                                                               ------------    ------------
                                                                               $ 16,816,819    $ 21,908,612
                                                                               ============    ============

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                                    $  5,172,159    $  3,953,980
   Customer deposits                                                              1,140,000              --
   Deferred revenue                                                                 550,102         348,692
   Current portion of loans payable                                               4,381,299       1,768,373
   Current portion of capital lease obligations                                     540,502              --
                                                                               ------------    ------------
                                                                                 11,784,062       6,071,045
DEFERRED TAX LIABILITY                                                                   --         145,000
LOANS PAYABLE (Note 8)                                                              666,666       3,600,000
CAPITAL LEASE OBLIGATIONS (Note 9)                                                  948,425              --
                                                                               ------------    ------------
                                                                                 13,399,153       9,816,045
                                                                               ------------    ------------
CONTINUED OPERATIONS (Note 1a)
COMMITMENTS AND CONTINGENCIES (Note 12 and 17)

SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 10)
   Authorized:
     100,000,000 common voting shares, without par value
      20,000,000 convertible voting preferred shares, without par value
   Issued and fully paid:
      20,695,340 (18,583,672) common shares                                      14,992,683      13,411,883
DEFICIT - Statement 2                                                           (11,575,017)     (1,319,316)
                                                                               ------------    ------------
                                                                                  3,417,666      12,092,567
                                                                               ------------    ------------
                                                                               $ 16,816,819    $ 21,908,612
                                                                               ============    ============

ON BEHALF OF THE BOARD:

"ROBERT J. UROSEVICH", Director

"CLINT RICKARDS", Director


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 2

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
U.S. Funds



                                                                 Common Shares
                                                             Shares          Amount        Deficit          Total
                                                           ------------   ------------   ------------    ------------
Balance - 30 June 1998                                       18,482,441   $ 13,320,488   $ (2,554,928)   $ 10,765,560
  Issuance of shares on exercise of options ($0.81
    per share)                                                    1,232            998             --             998
  Net income for the year - Statement 3                              --             --        716,045         716,045
                                                           ------------   ------------   ------------    ------------
Balance - 30 June 1999                                       18,483,673     13,321,486     (1,838,883)     11,482,603
  Issuance of shares on exercise of options ($0.90
    per share)                                                  100,000         90,397             --          90,397
  Net income for the year - Statement 3                              --             --        519,567         519,567
                                                           ------------   ------------   ------------    ------------
Balance - 30 June 2000                                       18,583,673     13,411,883     (1,319,316)     12,092,567
  Issuance of shares on exercise of options ($0.87
    per share)                                                  345,000        298,818             --         298,818
  Issuance of shares on exercise of warrants ($1.21
    per share)                                                  166,667        201,048             --         201,048
  Issuance of shares on acquisition of subsidiary
    ($0.68 per share)                                         1,600,000      1,080,934             --       1,080,934
  Net loss for the year - Statement 3                                --             --    (10,255,701)    (10,255,701)
                                                           ------------   ------------   ------------    ------------
Balance - 30 June 2001                                       20,695,340   $ 14,992,683   $(11,575,017)   $  3,417,666
                                                           ============   ============   ============    ============




                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 3

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED 30 JUNE
U.S. Funds



                                                                2001            2000            1999
                                                            ------------    ------------    ------------
REVENUE
   Sales and operating income (Note 13)                     $ 12,116,114    $ 20,195,209    $ 18,198,041
   Other income                                                   47,772          41,618         112,106
                                                            ------------    ------------    ------------
                                                              12,163,886      20,236,828      18,310,147
                                                            ------------    ------------    ------------
COSTS AND EXPENSES
   Cost of sales and operating expenses                        7,887,181      10,336,767       8,997,955
   Selling, administrative and general expenses               10,721,398       6,510,887       6,129,777
   Research and development expenses                           1,552,514       1,283,894         857,057
   Amortization                                                1,519,890         372,480         388,400
   Interest                                                      883,604         543,535         325,748
                                                            ------------    ------------    ------------
                                                              22,564,587      19,047,563      16,698,937
                                                            ------------    ------------    ------------

INCOME (LOSS) BEFORE THE UNDERNOTED                          (10,400,701)      1,189,265       1,611,210
    Revaluation of used equipment                                     --        (524,698)       (873,101)
                                                            ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                            (10,400,701)        664,567         738,109
    Provision for income taxes (Note 11a)                             --              --         (22,064)
    Provision for deferred income taxes (Note 11b)               145,000        (145,000)             --
                                                            ------------    ------------    ------------
NET INCOME (LOSS) FOR THE YEAR                              $(10,255,701)   $    519,567    $    716,045
                                                            ============    ============    ============


EARNINGS (LOSS) PER SHARE - U.S. FUNDS
   Basic                                                    $      (0.51)   $       0.03    $       0.04
   Fully diluted                                            $        N/A    $       0.03    $       0.04
                                                            ============    ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          19,944,255      18,550,521      18,483,264
                                                            ============    ============    ============


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED 30 JUNE
U.S. Funds



                                                                     2001            2000            1999
                                                                 ------------    ------------    ------------
CASH FLOWS FROM
OPERATING ACTIVITIES
   Net income (loss) for the year                                $(10,255,701)   $    519,567    $    716,045
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
     Amortization                                                   1,519,890         372,480         388,400
     Allowance for doubtful accounts                                1,507,410              --              --
     Revaluation of used equipment                                         --         524,698         873,101
     Provision for (recovery of) deferred income taxes               (145,000)        145,000              --
     Accounts receivable                                            1,816,207      (1,862,645)     (2,028,540)
     Contracts receivable                                           4,759,063       3,052,129      (1,586,071)
     Unbilled receivables                                             300,934        (105,167)       (717,044)
     Deposits and prepaid expenses                                   (137,994)          5,050         (44,209)
     Inventory                                                       (256,612)     (1,269,991)     (1,812,150)
     Accounts payable and accrued liabilities                       1,218,179       1,666,513      (2,419,735)
     Customer deposits                                              1,140,000              --              --
     Deferred revenue                                                 201,410        (679,026)        822,918
                                                                 ------------    ------------    ------------
   Net cash provided by (used in) operating activities              1,667,786       2,368,608      (5,807,285)
                                                                 ------------    ------------    ------------
CASH FLOWS FROM
INVESTING ACTIVITIES
   Capital assets acquired                                         (2,736,694)       (310,192)        (82,018)
   Other assets                                                       (65,066)             --              --
   Agreements receivable                                              173,634         296,820         462,261
                                                                 ------------    ------------    ------------
   Net cash provided by (used in) investing activities             (2,628,126)        (13,372)        380,243
                                                                 ------------    ------------    ------------
CASH FLOWS FROM
FINANCING ACTIVITIES
   Loans payable                                                   (1,320,408)     (1,620,240)      5,707,639
   Capital lease obligations                                        1,488,927              --              --
   Common shares issued                                               499,866          90,397             998
                                                                 ------------    ------------    ------------
   Net cash provided by (used in) financing activities                668,385      (1,529,843)      5,708,637
                                                                 ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                      (291,955)        825,393         281,595
   Cash position - Beginning of year                                1,446,613         621,220         339,625
                                                                 ------------    ------------    ------------
CASH POSITION - END OF YEAR                                      $  1,154,658    $  1,446,613    $    621,220
                                                                 ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                     $    868,026    $    562,134    $    191,053
                                                                 ============    ============    ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Issuance of shares for subsidiary                            $  1,080,934    $         --    $         --
    Issuance of note payable for subsidiary                      $  1,000,000    $         --    $         --
    Goodwill acquired for shares and note                        $ (2,080,934)   $         --    $         --
    Exchange of trade receivable for agreement receivable        $    650,000    $         --    $         --
                                                                 ============    ============    ============




                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared using generally accepted accounting principles of the United States of America as follows:

     a)  CONTINUED OPERATIONS

         These consolidated financial statements are prepared on the basis of accounting principles applicable to a "going concern", which assumes that the company will continue in operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

         Several adverse conditions and events cast substantial doubt upon the validity of this assumption. The company is in non-compliance with certain covenants of its loan agreements (Note 8), has failed to obtain the required consent of a debt holder for security granted on additional borrowings (Note 8), has several contingent liabilities which may require substantive attention, has received several threats of litigation regarding unpaid trade payables which are accrued in the accounts, has identified a significant cash flow deficiency in the coming year, has significant ongoing commitments (Note 12) and a deficit of $11,575,017 as a result of the current period loss.

         The ability to continue as a going concern is dependent on its ability to:

         i) Re-establish profitable operations, as the industry recovers from the effects of the November 2000 general election.

         ii) Remedy the non-compliance with its debt covenants and obtain the necessary consent for the security granted on additional borrowings.

         iii) Receive continued financial support from its bankers including continued working capital loan arrangements with the existing banker or an alternate source beyond the current 31 October 2001 expiry date.

         iv) Successfully defend against the pending or threatened legal disputes (Note 17).

         v) Locate a strategic partner (Note 18a) and obtain additional financing (Note 18b).

         These consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate because management believes that the actions already taken or planned, as described herein, will mitigate the adverse conditions and events which raise doubts about the validity of the "going concern" assumption used in preparing these financial statements.

         If the "going concern" assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

     b)  NATURE OF OPERATIONS

         The company markets a complete electronic voting system, which includes vote tally and voter registration software. The company also participates in the ballot printing, absentee voter and remote voting sectors of the election industry.

     c)  CASH EQUIVALENTS

         Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the time of acquisition.

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

     d)  CONSOLIDATION

         These consolidated financial statements include the accounts of the company, its wholly-owned subsidiary, Global Election Systems, Inc., a company incorporated in Delaware and operating in Texas, U.S.A. and its wholly-owned subsidiaries. The purchase method of accounting has been applied to the formation of this subsidiary.

         On 23 March 2000, the company's wholly-owned U.S. subsidiary incorporated a wholly-owned subsidiary, Global Systems Caribbean, Inc., a company incorporated in Puerto Rico. The new subsidiary remains inactive to date and is accounted for under the purchase method of accounting.

         On 26 April 2000, the company's wholly-owned U.S. subsidiary incorporated a wholly-owned subsidiary, Integrivote.com, Ltd., a company incorporated in Nevada, U.S.A. The subsidiary remained inactive and was recently dissolved.

         Effective as of 10 August 2000, the company's wholly-owned U.S. subsidiary acquired a wholly-owned subsidiary, Spectrum Print & Mail Services, Ltd. ("Spectrum"), a company incorporated in Delaware and operating in Washington, U.S.A., California, U.S.A. and British Columbia, Canada. The acquisition is accounted for under the purchase method of accounting (Note 2).

         All intercompany accounts and transactions have been eliminated on consolidation of the subsidiaries.

     e)  FOREIGN CURRENCY TRANSLATION

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

     f)  INVENTORY

         Inventory of finished goods is valued at the lower of cost, including direct costs, capitalized labour and overhead, and net realizable value as estimated by management. Raw materials, which consist of parts and components, are valued at the lower of cost and net realizable value, less any allowances for obsolescence. Goods taken in trade are treated as additional discounts granted to complete sales agreements and no value is recognized in inventory.

     g)  AMORTIZATION

         Capital assets are recorded at cost and the company provides for amortization on the following basis:

         Demonstration and computer equipment - 20% to 30% declining balance method
         Manufacturing equipment - 20% declining balance method
         Manufacturing equipment under capital leases - 20% declining balance method (i)
         Furniture and equipment - 20% declining balance method
         Leasehold improvements - straight-line over 5 years

         One-half of the rate is applied in the year of acquisition and disposition.

         (i) Amortization of assets under capital leases, where there is no bargain purchase option or confirmed transfer of the asset to the company at the end of the lease term, is determined on a straight-line basis over the term of the lease.

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

     h)  LONG-LIVED ASSETS

         The company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

     i)  PATENTS

         Patents are recorded at cost and the company provides for amortization on a straight-line basis over 10 years.

     j)  GOODWILL

         Goodwill is recorded at cost and the company provides for amortization on a straight-line basis over 5 years.

     k)  REVENUE RECOGNITION

         Revenue from sales of products is recognized at the time of shipment of products to customers. Revenue from sales of services is recognized on the basis of the percentage completion of the related services. The company defers a portion of revenue received related to contracted future services to match against management's estimate of the future costs of providing these services to customers. Receivables with extended payment terms less than one year are recorded as contracts receivable and those over one year are recorded as agreements receivable (Note 5).

     l)  UNBILLED RECEIVABLES

         Amounts related to revenues recognized in the fiscal period which remain unbilled to the customer at the end of the fiscal period are presented as unbilled receivables in these consolidated financial statements.

     m)  WARRANTY RESERVE

         Provisions for future estimated warranty costs are recorded in the accounts based upon historical maintenance records. Management periodically reviews the warranty reserve to determine the adequacy of the provision.

     n)  SHARE CAPITAL

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

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

     o)  NET EARNINGS (LOSS) PER COMMON SHARE

         The company follows SFAS No. 128, Earnings per Share, which requires the presentation of basic and fully diluted earnings per share.

         Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of common shares outstanding during the period. Net earnings (loss) per share-diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Due to the loss incurred during the year ended 30 June 2001, the dilutive securities (stock options and warrants) have been excluded from the computation as their effect would be anti-dilutive.

     p)  MANAGEMENT'S ESTIMATES

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

     q)  ACCOUNTING FOR INCOME TAXES

         Income taxes are determined using the asset and liability approach in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This method gives consideration to the future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on currently enacted tax rates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     r)  STOCK BASED COMPENSATION

         The company has elected to account for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, because options are granted at fair market value, no compensation expense has been recognized for options issued to employees under the Company's stock option plans. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company has made pro forma disclosures of net earnings (loss) and net earning (loss) per share as if the fair value based method of accounting, as set forth in SFAS No. 123, had been applied.

     s)  RESEARCH AND DEVELOPMENT

         Expenditures related to research and development projects are expensed in the period incurred.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

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

     i)   Issuance of 1,600,000 common shares of the company (i);

     ii)  Cash payment of $600,000 on 29 September 2000 (paid);

     iii) Cash payment of $333,334 on 29 September 2001;

     iv)  Cash payment of $333,333 on 29 September 2002;

     v)   Cash payment of $333,333 on 29 September 2003.

     A summary, as at 10 August 2000, of the consideration paid or accrued and the net identifiable assets of Spectrum is as follows:

Consideration Paid or Accrued

Fair market value of 1,600,000 common shares issued  (ii)                                     $  1,080,934
Cash consideration paid                                                                            600,000
Cash consideration payable (Note 8c)                                                             1,000,000
Deferred interest portion related to discounted cash consideration payable (Note 8c)              (219,583)
                                                                                              -------------
Total consideration paid or accrued                                                           $  2,461,351
                                                                                              -------------

Net Identifiable Assets and Goodwill Acquired

Cash                                                                                          $     18,837
Other current assets                                                                                36,984
Capital assets                                                                                   2,030,676
Goodwill                                                                                         2,146,000
Bank loan                                                                                          (46,952)
Other current liabilities                                                                          (59,686)
Capital lease obligation                                                                        (1,664,508)
                                                                                              -------------
                                                                                              $  2,461,351
                                                                                              -------------

     (i) The shares were issued upon closing of the agreement except for 500,000 shares, which are subject to an escrow agreement (Note 10c).

     (ii) The share consideration has a deemed value of CDN $2.09 per the agreement and per acceptance by the regulatory authorities. Management has discounted this value to CDN $1.00 per share to recognize the estimated fair value of the common shares at 10 August 2000.

     The company has agreed to use its best efforts to obtain a release of the seller's personal liability under certain guarantees of the obligations of Spectrum (Note 9). The company has agreed to indemnify and save harmless the seller from any claims pursuant to these guarantees.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET RISKS

     The carrying value of accounts receivable, contracts receivable, work-in-progress, deposits, agreements receivable, accounts payable and accrued liabilities, customer deposits, loans payable and capital lease obligations approximates their fair value due to their short term maturity or capacity of prompt liquidation.

     Concentration of credit risk may arise from exposure to a single debtor or to a group of debtors having similar characteristics such that their ability to meet their obligations to the company is expected to be affected similarly by changes in economic or other conditions.

     The company's counterparty concentration is with its authorized resellers and state, county, city and municipal election customers in the United States and Canada and arises in the normal course of the company's business. The company does not normally require collateral other than a security interest on the related equipment.

     Included in the 30 June 2001 gross accounts receivable of $3,737,841, are two customers which together account for $1,727,599 or 46.2% of this balance. To 4 September 2001, the company has collected $654,807 from these customers and the balance is due on specific terms. The company has made a provision of $449,836 for disputed and potentially uncollectible amounts from its trade receivables yielding a net current accounts receivable balance of $3,288,005.

     Included in the 30 June 2001 gross contracts receivable of $1,753,486 is one election customer, which accounts for $1,325,230 or 75.6% of this balance. To 4 September 2001, the company has collected $Nil from this customer on the balance owing at 30 June 2001. The balance is past due and management is currently in negotiations with the customer in an attempt to resolve certain disputes relating to the contract. A provision for loss in the amount of $725,000 has been recorded in the accounts of the company as of 30 June 2001. Should the company be unable to satisfy the customer's expectations then a mediation process is anticipated and the possible range of loss would be $Nil to the full balance owing. The net contracts receivable amounts to $1,028,486 as at 30 June 2001.

     The 30 June 2001 gross work-in-progress amounts to $521,277 representing the revenue unbilled on contracts in progress. A provision for loss in the amount of $103,164 has been established to provide for potentially uncollectible amounts on these contracts. The net work-in-progress amounts to $418,113 as at 30 June 2001.

     The company has deposits in a bank in excess of the FDIC insured amount of $100,000. The amount is excess of $100,000 is subject to loss, should the bank cease business.

--------------------------------------------------------------------------------

4.   INVENTORY

     Details are as follows:

                                                                            2001          2000
                                                                        ------------  ------------
Supplies and parts                                                      $  3,462,122  $  3,115,792
Finished goods                                                             2,146,706     2,236,424
                                                                        ------------  ------------
                                                                        $  5,608,828  $  5,352,216
                                                                        ------------  ------------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

5.   AGREEMENTS RECEIVABLE

     a)  Details of agreements receivable from customers are as follows:


                                                                                 2001          2000
                                                                              ----------    ----------
    Assignment receivable (Note 5b)                                           $  420,590            --
    Sales agreement receivable with interest at 5.4% per annum commencing
        15 July 1998, repayable by 15 July 2001, secured by the underlying
        goods                                                                     21,050        36,926
    Sales agreement receivable with interest at 5% per annum, repayable in
        60 equal monthly payments commencing 15 December 1995, secured by
        the underlying goods                                                          --        80,608
    Sales agreement receivable with interest at 4.4% per annum commencing
        27 January 1998, repayable by 1 July 2000, secured by the
        underlying goods                                                              --        20,751
    Sales  agreement receivable, non-interest bearing, repayable in July
        2000, secured by the underlying goods                                         --        56,399
                                                                              ----------    ----------
                                                                                 441,640       194,684
    Less:  Current portion                                                       (97,276)     (178,808)
                                                                              ----------    ----------
                                                                              $  344,364    $   15,876
                                                                              ----------    ----------

         Scheduled principal repayments on the sales agreements receivable are as follows:

    Period to 30 June 2002                             $   97,276
    Period to 30 June 2003                                 70,092
    Period to 30 June 2004                                109,345
    Period to 30 June 2005                                 59,445
    Period to 30 June 2006                                 54,836
    Period to 30 June 2007 and subsequent                  50,646
                                                       -----------
                                                       $  441,640
                                                       -----------

     b) By a letter agreement dated 28 August 2000, the company agreed to accept the future gross proceeds of certain Election Services Agreements as payment for $650,000 of trade receivable owing from the customer. An allowance of $229,410 has been provided to yield a net assignment receivable of $420,590 as a result of no payments yet received from the underlying customer. These agreements have an estimated future gross proceeds of approximately $552,000 during their eight year terms to August 2007, which would represent an implicit interest rate of approximately 10% per annum.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------


6.   CAPITAL ASSETS

     Details are as follows:

                                                                            2001         2000
                                                         Accumulated      NET BOOK     Net Book
                                            Cost         Amortization       VALUE        Value
                                         -----------   ---------------   -----------   ----------
    Demonstration and computer           $ 1,075,750   $       601,367   $   474,383   $  418,894
        equipment
    Manufacturing equipment                  459,952           137,278       322,674       27,084
    Manufacturing equipment under
        capital leases                     1,980,182           623,696     1,356,486           --
    Furniture and equipment                  310,490           200,750       109,740       84,019
    Leasehold improvements                   160,179            59,170       101,009       10,296
                                         -----------   ---------------   -----------   ----------
                                         $ 3,986,553   $     1,622,261   $ 2,364,292   $  540,293
                                         -----------   ---------------   -----------   ----------

--------------------------------------------------------------------------------

7.   OTHER ASSETS

     Details are as follows:

                                                                            2001          2000
                                                         Accumulated      NET BOOK      Net Book
                                            Cost         Amortization       VALUE         Value
                                         -----------   ---------------   -----------   ----------
    Patents                              $   165,000   $       156,750   $     8,250   $   24,750
    Goodwill                               3,446,960         1,366,655     2,080,305      525,000
                                         -----------   ---------------   -----------   ----------
                                         $ 3,611,960   $     1,523,405   $ 2,088,555   $  549,750
                                         -----------   ---------------   -----------   ----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

8.   LOANS PAYABLE

     a)  Details are as follows:


                                                                             2001           2000
                                                                          -----------    -----------
    Revolving line of credit, bearing interest at The Wall Street
        Journal prime rate plus 4%, interest payments due monthly, due in full by 31 October 2001, $3,000,000 limit, secured by a commercial security agreement covering certain receivables of
        the company (i)                                                   $ 1,220,229    $ 3,600,000
    Line of credit, bearing interest at bank prime plus 1% per annum (interest rate floor of 10%), interest payments due
        quarterly, due in full by 8 September 2001, secured by a
        contract receivable with a balance receivable of
        $1,325,230 as at 30 June 2001 (ii)                                    546,200        904,950
    Promissory note payable, bearing interest at 10% per
        annum, interest payments due with scheduled principal
        payments or prepayments, payments due $620,319 by
        15 September 2001, $880,667 by 15 December 2001 and
        the balance by 15 March 2002, secured (Note 8d) (iii)               2,381,652             --
    Loan payable, non-interest bearing, payments due $333,334
        by 29 September 2001, $333,333 by 29 September 2002
        and $333,333 by 29 September 2003, unsecured (Note 8c)                899,884             --
    Line of credit, bearing interest at bank prime plus 1% per annum               --        480,000
    Line of credit, bearing interest at bank prime plus 1% per annum               --        133,310
    Line of credit, bearing interest at bank prime plus 1% per annum               --        250,113
                                                                          -----------    -----------
                                                                            5,047,965      5,368,373
    Less:  Current portion                                                 (4,381,299)    (1,768,373)
                                                                          -----------    -----------
                                                                          $   666,666    $ 3,600,000
                                                                          -----------    -----------


         (i) The loan matured on 18 July 2001 and was not repaid on maturity. Subsequently, the company obtained an extension of the maturity date to 31 October 2001. The company is in non-compliance with certain covenants of the loan agreement.

         (ii) The company is currently negotiating an extension of the due date of this line of credit and expects to receive an extension to 8 December 2001 in consideration for a payment on renewal of $250,000.

         (iii) The loan agreement contains a cross default clause providing for default of the loan in the event of the default of other debt or default of the covenants of other debt. The company failed to obtain the required consent of the debt holder for the security granted upon entering into the bridge loan agreement (Note 18b).

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------



8.       LOANS PAYABLE - Continued


     b)  Scheduled principal repayments on the loans payable are as follows:

         Prior to 30 June 2002                         $ 4,381,299
         Prior to 30 June 2003                             333,333
         Prior to 30 June 2004                             333,333
                                                       -----------
                                                       $ 5,047,965
                                                       -----------

     c) The promissory note payable was issued as part consideration for the acquisition of Spectrum (Note 2) during the year ended 30 June 2001. Management has discounted the note payable using a discount rate of 13.5% per annum resulting in a deferred interest charge of $219,583.

         Details are as follows:

         Face value of note payable                             $ 1,000,000
         Discount factor                                           (219,583)
                                                                -----------
                                                                    780,417
         Interest accretion in the period                           119,467
                                                                -----------
         Balance - 30 June 2001                                 $   899,884
                                                                -----------


     d) The promissory note payable is denominated in Canadian funds for a total of $4,000,000. The principal payments are $1,333,333 CDN funds by 15 September 2001, $1,333,333 CDN funds by 15 December 2001 and the balance by 15 March 2002. The loan is secured by a security interest covering the inventory of the company and $4,000,000 guarantees from the company's U.S. subsidiary and a director. Prepayments are required as to 10% of collected sales by the company and 10% of any proceeds from the issuance of any debt or equity securities in excess of U.S. $7,000,000. The lender was granted 600,000 share purchase warrants (Note 10b) and the director who guaranteed the loan was granted 100,000 share purchase warrants (Note 10b).

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------



9.   CAPITAL LEASE OBLIGATIONS

     a)  Details are as follows:

                                                                                    2001         2000
                                                                                 ----------   ----------
         IFC Credit Corporation (Note 9b)
          Lease #01, bearing an implicit  interest rate of 13.95% per annum, payable at $3,719 per month for 60 months to
          20 September 2003, secured by the related equipment                    $   98,144   $       --

          Lease #02, bearing an implicit interest rate of 14.28% per annum, payable at $3,948 per month for 60 months to
          1 December 2004, secured by the related equipment                         140,749           --

          Lease #03, bearing an implicit interest rate of 21.71% per annum, payable at $3,240 per month for 60 months to
          1 January 2005, secured by the related equipment                          104,913           --

          Lease #04, bearing an implicit interest rate of 14.94% per annum, payable at $3,901  per month for 60 months to
          1 September 2005, secured by the related equipment                        155,801           --

          Lease #05, bearing an implicit interest rate of 14.94% per annum, payable at $3,901 per month for 60 months to
          1 September 2005, secured by the related equipment                        155,801           --

         Newcourt Leasing Corp. (Note 9c)
          Lease, bearing an implicit interest rate of 11.39% per
          annum, payable at $15,718 per month for 42 months to
          23 December 2001, secured by the related equipment                         91,243           --

         Bankvest Capital Corp. (Note 9d)
          Lease, bearing an implicit interest rate of 10.30% per
          annum, payable at $11,223 per month for 42 months to
          1 June 2002, secured by the related equipment                             127,436           --

         Copelco Capital, Inc. (Note 9e)
          Lease, bearing an implicit interest rate of 13.14% per
          annum, payable at $21,751 per month for 48 months to
          1 April 2004, secured by the related equipment                            614,840           --
                                                                                 ----------   ----------
                                                                                  1,488,927           --
         Less:  Current portion                                                    (540,502)          --
                                                                                 ----------   ----------
                                                                                 $  948,425   $       --
                                                                                 ----------   ----------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

9.   CAPITAL LEASE OBLIGATIONS - Continued

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

         Title to the equipment remains with the lessor during the term of the lease. The leases are guaranteed by the former shareholder of Spectrum and the former shareholder's spouse.

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

     e)  Copelco Capital, Inc. Lease

         The company must elect at least 90 days prior to the expiration of the lease term to return the equipment or purchase the equipment at the end of the lease term at its fair market value. Title to the equipment remains with the lessor during the term of the lease.

     f)  Scheduled annual lease payments on the capital leases are as follows:

         Period to 30 June 2002                          $    714,506
         Period to 30 June 2003                               485,525
         Period to 30 June 2004                               408,552
         Period to 30 June 2005                               139,992
         Period to 30 June 2006                                23,406
                                                         ------------
                                                            1,771,981
         Less:  Interest included in payments                (283,054)
                                                         ------------
         Balance - 30 June 2001                          $  1,488,927
                                                         ------------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

10.  SHARE CAPITAL

     a)  STOCK OPTION PLAN

         The company has a stock option plan, which covers its officers and directors. The options are granted for varying terms ranging from three to five years. Options granted prior to 30 June 1998, were immediately vested upon grant. Options granted subsequent to 30 June 1998, vest over the term of the option. The following is a schedule of the activity pursuant to this stock option plan:

                                             Number of              Price per Share
                                               Shares                   (CDN $)         Expiration Date
                                            -------------           ----------------   ------------------
        Balance - 30 June 1998                  1,270,000           $ 1.25 to $1.80
            New options granted                   205,000               $ 2.05         15 October 2001
            Options exercised                      (1,232)              $ 1.25         22 August 2002
                                            -------------           ----------------   ------------------

        Balance - 30 June 1999                  1,473,768           $ 1.25 to $2.05
            Options expired                      (100,000)              $ 1.60         13 February 2003
            Options expired                       (23,768)              $ 1.25         22 August 2002
            Options exercised                    (100,000)              $ 1.33         1 November 1999
            Options granted                        50,000               $ 1.69         7 February 2005
                                            -------------           ----------------   ------------------
                                                                                       15 October 2001 to
        Balance - 30 June 2000                  1,300,000           $ 1.25 to $2.05    7 February 2005
            Options granted                        50,000               $ 1.25         2 August 2005
            Options granted                 (i)   200,000               $ 2.39         19 January 2006
            Options granted                        75,000               $ 3.25         14 May 2006
            Options exercised                    (280,000)              $ 1.25         22 August 2002
            Options exercised                     (15,000)              $ 2.05         15 October 2001
            Options exercised                     (50,000)              $ 1.49         17 December 2002
            Options expired                       (75,000)              $ 1.25         2 August 2005
            Options expired                       (50,000)              $ 2.05         15 October 2001
                                            -------------           ----------------   ------------------
                                                                                       15 October 2001 to
        Balance - 30 June 2001                  1,155,000           $ 1.25 to $3.25    14 May 2006
                                            -------------           ----------------   ------------------

         (i) Subject to a vesting provision which allows for 100,000 of the options to be exercisable on 19 January 2002 and the balance on 19 January 2003. Exclusive of these options, which were not exercisable at 30 June 2001, the weighted-average exercise price was $1.55 and the weighted-average remaining contractual life was
              1.44 years.

         A summary of the options outstanding at 30 June 2001 is as follows:

   Number of
    Shares                  Price per Share (CDN $)           Expiration Date
  ----------                -----------------------           ---------------
     690,000                          $ 1.25                  22 August 2002
      50,000                          $ 1.69                  7 February 2005
     140,000                          $ 2.05                  15 October 2001
     200,000                          $ 2.39                  19 January 2006
      75,000                          $ 3.25                  14 May 2006
------------
   1,155,000
------------

         At 30 June 2001, the weighed-average exercise price was $1.69 and the weighted-average remaining contractual life was 1.98 years.

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

10.  SHARE CAPITAL - Continued

     b)  STOCK PURCHASE WARRANTS

         The following is a schedule of the activity pursuant to stock purchase warrants:

                                        Number of          Price per Share
                                           Shares              (CDN $)         Expiration Date
                                     ----------------- ----------------------- -----------------
Balance - 30 June 1998, 1999 and
  2000                                     166,667              $ 1.88         31 March 2001
Warrants exercised                        (166,667)             $ 1.88         31 March 2001
Warrants granted                           600,000              $ 3.00         15 March 2006
Warrants granted                           100,000              $ 3.00         3 May 2006
                                     -------------              ------         -----------------
                                                                               15 March 2006 to
Balance - 30 June 2001                     700,000              $ 3.00         3 May 2006
                                     -------------              ------         -----------------

     c)  ESCROW SHARES

         Related to the acquisition of Spectrum (Note 2), there are 500,000 shares held in escrow until 27 September 2002. The shares are in escrow to provide security to the company against claims against the vendor of Spectrum, if any, for any breach of representations and warranties under the share purchase agreement.

     d)  ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES

         Under U.S. GAAP, Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The disclosure only provisions of SFAS No. 123 are as follows:

                                                                2001          2000          1999
                                                           -------------   -----------   -----------
  Net earnings (loss) U.S. basis
       As reported                                         $ (10,255,701)  $   519,567   $  716,045
       Pro forma                                           $ (10,493,253)  $   457,190   $  381,545
  Net earning (loss) per share U.S. basis - Basic
       As reported                                         $       (0.51)  $      0.03   $     0.04
       Pro forma                                           $       (0.53)  $      0.02   $     0.02
  Net earning (loss) per share U.S. basis - Fully diluted
       As reported                                         $         N/A   $      0.03   $     0.04
       Pro forma                                           $         N/A   $      0.02   $     0.02

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         2001       2000       1999
                                       --------   --------   --------
  Expected dividend yield                 0.00%      0.00%      0.00%
  Expected stock price volatility         0.92%      0.92%      0.92%
  Risk-free interest rate                 5.00%      5.00%      6.27%
  Expected life of options              2 YEARS    2 years    2 years

         The weighted-average grant-date fair value of options granted in 2001, 2000 and 1999 was $2.41 CDN, $1.69 CDN and $2.05 CDN, respectively.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

11.  INCOME TAXES

     a) A reconciliation of the current income tax provision of the company for the year ended 30 June 2001 is as follows:

                                                  Canadian Parent       U.S. Subsidiaries          Total
                                                  ---------------       -----------------       ------------
Net loss before taxes per financial
    statements                                    $    (1,613,406)       $    (8,787,295)       $(10,400,701)
Applied benefit of current tax loss
    (Note 11b)                                                 --                962,998             962,998
                                                  ---------------        ---------------        ------------
Current Taxable Loss                              $    (1,613,406)       $    (7,824,297)       $  9,437,703)
                                                  ---------------        ---------------        ------------
Statutory tax rate                                           40.8%                  35.0%                 --
                                                  ---------------        ---------------        ------------
Current Income Tax Provision                      $            --        $            --        $         --
                                                  ---------------        ---------------        ------------

     b) A reconciliation of the deferred tax recovery (payable) of the company for the year ended 30 June 2001 is as follows:

                                                 Canadian Parent      U.S. Subsidiaries        Total
                                                 ---------------      -----------------      ---------
Applied benefit of current tax loss
    (Note 11a)                                     $      --              $(962,998)         $(962,998)
Non-deductible amortization, interest and
    other                                                 --                548,713            548,713
                                                   ---------              ---------          ---------
Taxable Loss applied                                      --               (414,285)          (414,285)
Statutory tax rate                                        --                   35.0%              35.0%
                                                   ---------              ---------          ---------
Deferred Tax Recovery                                     --                145,000            145,000
Deferred Taxes Payable - 30 June 2000                     --               (145,000)          (145,000)
                                                   ---------              ---------          ---------
Deferred Taxes Payable - 30 June 2001              $      --              $      --          $      --
                                                   ---------              ---------          ---------

     c) Significant components of the company's deferred tax assets and liabilities as of 30 June 2001 are as follows:

                                                 Canadian Parent    U.S. Subsidiaries         Total
                                                 ---------------    -----------------      -----------
Deferred tax assets (liabilities):
    Net operating loss carry forward               $   455,600         $ 2,666,000         $ 3,121,600
    Deferred revenue                                        --             186,300             186,300
    Goodwill and other                                      --             243,400             243,400
    Investment tax credits                             317,000                  --             317,000
    Amortization                                        30,600             (79,100)            (48,500)
    Inventory                                               --              70,000              70,000
    Warranty reserve                                        --              28,000              28,000
                                                   -----------         -----------         -----------
                                                       803,200           3,114,600           3,917,800
Valuation allowance for deferred tax assets           (803,200)         (3,114,600)         (3,917,800)
                                                   -----------         -----------         -----------
Deferred tax asset                                 $        --         $        --         $        --
                                                   -----------         -----------         -----------

         The valuation allowance for deferred tax assets was increased by $4,062,800 during fiscal 2001.

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

11.  INCOME TAXES - Continued

     d) The company has unclaimed investment tax credits, for Canadian tax purposes, arising from its research and development activities in the amount of $317,000 which may be carried forward to be applied against future federal taxes payable. The future tax benefit, if any, of the tax credits has not been recognized in the accounts and expire as follows:

2002                            $  103,000
2004                                34,000
2005                                63,000
2006                               117,000
                                ----------
                                $  317,000
                                ----------

     e) As at 30 June 2001, the company has tax losses, for Canadian tax purposes, of approximately $1,117,000, which may be carried forward, to be applied against future taxable income. The future benefit, if any, of these tax losses have not been recognized in the accounts of the company and expire as to $71,000 in 2007 and $1,046,000 in 2008.

     f) As at 30 June 2001, the company's subsidiary has tax losses, for U.S. tax purposes, of approximately $7,617,000, which may be carried forward, to be applied against future taxable income. The future benefit, if any, of these tax losses have not been recognized in the accounts of the company and expire as to $170,000 in 2010 and $7,447,000 in 2021.

--------------------------------------------------------------------------------

12.  COMMITMENTS

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

     b) By way of employment agreements, the company has secured the services of two key employees of Spectrum to 31 December 2001. The contracts contain fixed annual compensation totaling $140,000 per annum and are automatically renewed for successive one year terms unless either party gives the required 30 days notice prior to the expiration of the contract term.

     c) By an agreement dated 19 January 2001, the company has secured the services of a key employee for an initial term of two years. The contract contains fixed annual compensation of $120,000 per year and is automatically renewed for successive two-year terms unless either party gives the required 30 days notice prior to the expiration of the contract term.

         The key employee was also granted 200,000 stock options at CDN $2.39 per share, which vest at 100,000, one year from the effective date and 100,000 two years from the effective date.

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

12.  COMMITMENTS - Continued

     d) Under the terms of a lease agreement dated 8 December 1998, the company is committed to minimum annual lease payments which increase from CDN $25,529 in the first year to CDN $35,741 by the final year, plus its share of common area costs. The lease is for a five-year term to 30 April 2004 representing a minimum lease commitment of:

                                CDN $
                              --------
Period to 30 June 2002        $ 33,884
Period to 30 June 2003          36,668
Period to 30 June 2004          35,741
                              --------
                              $106,293
                              --------

     e) By an agreement dated 26 September 2000, the company's United States subsidiary has agreed to lease 26,100 square feet of general office and warehouse space in McKinney, Texas, for five years from 1 October 2000. The annual lease amount of $220,548 represents a minimum lease commitment of:

Period to 30 June 2002        $220,548
Period to 30 June 2003         220,548
Period to 30 June 2004         220,548
Period to 30 June 2005         220,548
Period to 30 June 2006          55,137
                              --------
                              $937,329
                              --------

     f) Under the terms of a production space lease agreement dated 6 June 1998, Spectrum is committed to minimum annual lease payments which increase from $23,280 in the first year to $25,440 by the final year, plus its share of common area costs. The lease is for a four-year term to 1 June 2002 representing a minimum lease commitment of $23,320 for the period to 30 June 2002.

     g) Under the terms of a production space lease agreement dated 23 December 1999, Spectrum is committed to minimum annual lease payments which commenced at $55,296 per annum. The lease provides for annual increases based on the consumer price increase for San Francisco, with a minimum increase of 3% and a maximum increase of 5% per annum, plus its share of common area costs. The lease is for a five-year term to 31 December 2004 representing a minimum lease commitment of:

Period to 30 June 2002                  $  57,810
Period to 30 June 2003                     59,544
Period to 30 June 2004                     61,326
Period to 30 June 2005                     31,116
                                        ---------
                                        $ 209,796
                                        ---------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

12.  COMMITMENTS - Continued

     h) By an agreement dated 19 June 2001 and subsequently amended, the company contracted Diebold, Incorporated ("Diebold") to manufacture certain election equipment related to a specific sales agreement to be completed in the 2002 fiscal year. The contract requires the following payments:

By 31 July 2001 (i)                                       $  598,500
By 31 August 2001 (i)                                        420,150
By 30 September 2001 or the delivery date of goods         1,161,250
                                                          ----------
Total                                                     $2,179,900
                                                          ----------

         (i) The agreement allows the company to defer these payments to the earlier of 30 September 2001 or the delivery date of the goods. The payments have yet to be made and the company has not yet requested deferral of these payments.

         The company granted Diebold a license to the company's operating system including any other software, computer programs, manuals, documentation and various information and intellectual property rights associated with the products. The license is for 75 years and is intended to allow Diebold to perform its responsibilities related to the agreement. Should the company breach the contract, through failure to pay or failure to warrant and indemnify Diebold against third party claims of intellectual property rights infringement, then all limitations on Diebold's ability to use the license are terminated.

         The company has granted Diebold a security interest in all inventory, equipment and goods including embedded and non-embedded software manufactured by or distributed by Diebold.

         Diebold has been granted an option to purchase common shares of the company, contingent upon the company failing to pay amounts owing from the agreement within 30 days of their due dates. The option would allow Diebold to acquire 115% of the value of the missed payment at 85% of the average of the 3 lowest closing prices during the 10 days prior to Diebold giving notice of its intention to exercise its option.

     i) By an agreement dated 28 February 2001, the company retained the services of J.J.B. Hilliard, W.L. Lyons, Inc. ("Hilliard") as exclusive financial advisor to pursue and recommend alternatives to enhance shareholder value on behalf of the company for the purpose of effecting a financing, recapitalization or change of control transaction. The agreement is for two years to 28 February 2003 and may be terminated on 30 days notice by either party. Hilliard will be entitled to a transaction fee equal to the greater of $300,000 and 5% of any equity financing plus 4% of any subordinated debt plus 1.5% of any senior debt for any financing or recapitalization transaction. Hilliard will be entitled to a transaction fee equal to 1.5% of the aggregate value of any change of control transaction. If a transaction is completed within 1 year after the expiration or election of expiration of the agreement then Hilliard will receive the full transaction fee.

         By an agreement dated 29 June 2001, the parties agreed to cap the maximum transaction fee payable to Hilliard at $625,000.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

13.  SALES AND OPERATING INCOME

     Details of sales and operating income generated from customers which individually account for approximately 10% or more of that year's consolidated sales and operating income are as follows:

                                                                       2001                    2000                1999
                                                                   -----------         ---------------         -----------
Number of Large Customers                                                    3                      --                   2
                                                                   -----------         ---------------         -----------
Amount of Sales to Large Customers                                 $ 6,891,783         $            --         $ 3,620,295
                                                                   -----------         ---------------         -----------
Total Consolidated Sales and Operating Income                      $12,116,114         $    20,195,209         $18,198,041
                                                                   -----------         ---------------         -----------
Total Percentage of Consolidated Sales and Operating Income
    Generated from Large Customers                                        56.9%                    0.0%               19.9%
                                                                   -----------         ---------------         -----------

     Due to the nature of the company's business, large sales to individual customers are generated on a non-recurring basis. As a result, the company is not dependent on any single customer or small group of customers such that the loss of any of these would have a material adverse effect on the future results of the company.

     In the current period, with the acquisition of Spectrum (Note 2), the company has acquired certain election related printing contracts which are expected to produce recurring business for the company. In the current period, one such customer accounted for $1,703,694 of the company's consolidated sales and operating income. Management believes that as it expands this area of its business, that its dependency on this customer will be reduced and the loss of such a customer would not have a material adverse effect on the future results of the company.

--------------------------------------------------------------------------------

14.  RELATED PARTY TRANSACTIONS

     In addition to items disclosed elsewhere in these consolidated financial statements, the company conducted the following transactions with related parties:

     a)  EXPENDITURES

         Details are as follows:

                                                                  2001              2000              1999
                                                               ----------        ----------        ----------
Paid/accrued salaries and fees to officers and
    directors                                                  $1,134,427        $  625,392        $  629,036
Paid/accrued election support, promotion, marketing and
    project management fees to a company with a
    director in common                                            410,564                --                --
                                                               ----------        ----------        ----------
                                                               $1,544,991        $  625,392        $  629,036
                                                               ----------        ----------        ----------

     b) At 30 June 2001, $139,712 remained payable for election support, promotion, marketing and project management fees to a company with a director in common.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

15.  SEGMENT INFORMATION

     The company operated in only one industry segment in Canada and the United States as follows:

                                     CANADA            UNITED STATES       ELIMINATION         CONSOLIDATION
                                  ------------         -------------       ------------        -------------
                                      2001                 2001                2001                 2001
                                  ------------         -------------       ------------        -------------
Sales to customers                $  1,087,648         $ 11,028,466        $         --         $ 12,116,114
Sales between the segments              34,014              375,451            (409,465)                  --
                                  ------------         ------------        ------------         ------------
Total sales revenue               $  1,121,662         $ 11,403,917        $   (409,465)        $ 12,116,114
                                  ------------         ------------        ------------         ------------
Operating profits                 $    498,172         $  3,545,934        $         --         $  4,044,106
                                  ------------         ------------        ------------
General corporate expenses                                                                       (13,561,203)
Interest                                                                                            (883,604)
Future income taxes                                                                                  145,000
                                                                                                ------------
Net income (loss)                                                                               $(10,255,701)
                                  ------------         ------------        ------------         ------------
Identifiable assets               $    537,688         $ 16,301,738        $    (22,607)        $ 16,816,819
                                  ------------         ------------        ------------         ------------
Capital expenditures              $     17,713         $  2,718,981        $         --         $  2,736,694
                                  ------------         ------------        ------------         ------------
Amortization of capital
  assets                          $     19,233         $    893,462        $         --         $    912,695
                                  ------------         ------------        ------------         ------------

                                       Canada           United States       Elimination        Consolidation
                                     -----------        -------------       -----------        -------------
                                         2000                2000               2000                2000
                                     -----------        -------------       -----------        -------------
Sales to customers                   $ 1,584,899         $18,610,310        $        --         $20,195,209
Sales between the segments               282,168             839,373         (1,121,541)                 --
                                     -----------         -----------        -----------         -----------
Total sales revenue                  $ 1,867,067         $19,449,683        $(1,121,541)        $20,195,209
                                     -----------         -----------        -----------         -----------
Operating profits                    $ 1,001,256         $ 8,898,805        $        --         $ 9,900,061
                                     -----------         -----------        -----------
General corporate expenses                                                                       (8,167,261)
Interest                                                                                           (543,535)
Revaluation of used equipment                                                                      (524,698)
Income taxes                                                                                             --
Future income taxes                                                                                (145,000)
                                                                                                -----------
Net income (loss)                                                                               $   519,567
                                     -----------         -----------        -----------         -----------
Identifiable assets                  $ 1,838,040         $20,093,179        $   (22,607)        $21,908,612
                                     -----------         -----------        -----------         -----------
Capital expenditures                 $    12,964         $   297,228        $        --         $   310,192
                                     -----------         -----------        -----------         -----------
Amortization of capital
  assets                             $    18,279         $   354,201        $        --         $   372,480
                                     -----------         -----------        -----------         -----------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

15.  SEGMENT INFORMATION - Continued

                                       Canada           United States       Elimination        Consolidation
                                     -----------        -------------       -----------        -------------
                                         1999                1999               1999                1999
                                     -----------        -------------       -----------        -------------
Sales to customers                   $   824,232         $17,373,809        $        --         $18,198,041
Sales between the segments               957,198             550,677         (1,507,875)                 --
                                     -----------         -----------        -----------         -----------
Total sales revenue                  $ 1,781,430         $17,924,486        $(1,507,875)        $18,198,041
                                     -----------         -----------        -----------         -----------
Operating profits                    $ 1,266,249         $ 8,045,943        $        --         $ 9,312,192
                                     -----------         -----------        -----------
General corporate expenses                                                                       (7,374,234)
Interest                                                                                           (325,748)
Revaluation of used equipment                                                                      (873,101)
Income taxes                                                                                        (22,064)
Future income taxes                                                                                      --
                                                                                                -----------
Net income (loss)                                                                               $   716,045
                                     -----------         -----------        -----------         -----------
Identifiable assets                  $   518,440         $21,290,568        $   (22,607)        $21,786,401
                                     -----------         -----------        -----------         -----------
Capital expenditures                 $    12,672         $    69,346        $        --         $    82,018
                                     -----------         -----------        -----------         -----------
Amortization of capital
  assets                             $    19,912         $   368,488        $        --         $   388,400
                                     -----------         -----------        -----------         -----------

     During the three year period ended 30 June 2001, the company's U.S. segment conducted sales with individual customers in excess of 10% of sales as described in Note 13.

--------------------------------------------------------------------------------

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Any differences in Canadian accounting principles as they pertain to the accompanying consolidated financial statements are not material except as follows:

     a)  COMPENSATION EXPENSE

         Under accounting principles generally accepted in the United States, there is a compensation expense associated with the release of escrowed shares of the company, as those shares become eligible for release. No compensation expense is applied under accounting principles generally accepted in Canada.

     b)  DEFERRED COSTS

         Under accounting principles generally accepted in the United States, expenditures related to research and development projects are expensed in the period incurred. Under accounting principles generally accepted in Canada, research expenditures are expensed as incurred and development expenses, which meet certain prescribed criteria, may be deferred and amortized against future income. During the current fiscal year, the deferred costs for Canadian purposes were written-off as the prescribed criteria were not met.

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - Continued

     c)  AMORTIZATION OF ASSETS UNDER CAPITAL LEASE

         Under accounting principles generally accepted in the United States, amortization of assets under capital leases, where there is no bargain purchase option or confirmed transfer of the asset to the lessor at the end of the lease term, is determined on a straight-line basis over the term of the lease. Under accounting principles generally accepted in Canada, such assets may be amortized over their estimated useful life.

     d)  FINANCIAL STATEMENT RECONCILIATION

                                                              2001              2000              1999
                                                        ---------------    -------------      -------------
i)   Deferred costs - U.S. basis                        $            --    $          --      $          --
     Add: Deferred costs capitalized - current year                  --          587,852                 --
                                                        ---------------    -------------      -------------
     Deferred costs - Canadian basis                    $            --    $     587,852      $          --
                                                        ---------------    -------------      -------------
ii)  Capital assets - U.S. basis                        $     2,364,292    $     540,293      $     376,081
     Add: Reduced amortization of assets under
         capital leases                                         227,660               --                 --
                                                        ---------------    -------------      -------------
     Capital assets -Canadian basis                     $     2,591,952    $     540,293      $     376,081
                                                        ---------------    -------------      -------------
iii) Share capital - U.S. basis                         $    14,992,683    $  13,411,883      $  13,321,486
     Less: Escrow share compensation expense -
        prior years                                          (3,194,621)      (3,194,621)        (3,194,621)
                                                        ---------------    -------------      -------------
     Share capital - Canadian basis                     $    11,798,062    $  10,217,262      $  10,126,865
                                                        ---------------    -------------      -------------
iv)  Deficit - U.S. basis                               $   (11,575,017)   $  (1,319,316)     $  (1,838,883)
     Add: Deferred costs capitalized - current year                  --          587,852                 --
     Add: Reduced amortization of assets under
         capital lease                                          227,660               --                 --
     Add: Escrow share compensation expense - prior
        years                                                 3,194,621        3,194,621          3,194,621
                                                        ---------------    -------------      -------------
     Retained earnings (Deficit) - Canadian basis       $    (8,152,736)   $   2,463,157      $   1,355,738
                                                        ---------------    -------------      -------------
v)   Net income (loss) for the year - U.S.              $   (10,255,701)   $     519,567      $     716,045
      basis
     Less: Deferred costs - Canadian basis -
        written-off in current year                            (587,852)              --                 --
     Add: Deferred costs capitalized - prior year                    --          587,852                 --
     Add: Reduced amortization of assets under
        capital lease                                           227,660               --                 --
                                                        ---------------    -------------      -------------
     Net income (loss) for the year - Canadian
        basis                                           $   (10,615,893)   $   1,107,419      $     716,045
                                                        ---------------    -------------      -------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2001 AND 2000
U.S. Funds

--------------------------------------------------------------------------------

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - Continued


     d)  FINANCIAL STATEMENT RECONCILIATION - Continued

         vi)  Canadian GAAP consolidated statement of shareholders' equity

                                                         Common Shares
                                                                                         Retained
                                                                                         Earnings
                                                   Shares              Amount            (Deficit)            Total
                                               ------------        ------------        ------------         ------------
Balance - 30 June 1998 - Canadian basis          18,482,441        $ 10,125,867        $    639,693         $ 10,765,560
  Issuance of shares on exercise of
     options ($0.81 per share)                        1,232                 998                  --                  998
  Net income for the year                                --                  --             716,045              716,045
                                               ------------        ------------        ------------         ------------
Balance - 30 June 1999 - Canadian basis          18,483,673          10,126,865           1,355,738           11,482,603
  Issuance of shares on exercise of
     options ($0.90 per share)                      100,000              90,397                  --               90,397
  Net income for the year                                --                  --           1,107,419            1,107,419
                                               ------------        ------------        ------------         ------------
Balance - 30 June 2000 - Canadian basis          18,583,673          10,217,262           2,463,157           12,680,419
  Issuance of shares on exercise of
     options ($0.87 per share)                      345,000             298,818                  --              298,818
  Issuance of shares on exercise of
     warrants ($1.21 per share)                     166,667             201,048                  --              201,048
  Issuance of shares on acquisition of
     subsidy ($0.68 per share)                    1,600,000           1,080,934                  --            1,080,934
  Net loss for the year                                  --                  --         (10,615,893)         (10,615,893)
                                               ------------        ------------        ------------         ------------
Balance - 30 June 2001 - Canadian basis          20,695,340        $ 11,798,062        $ (8,152,736)        $  3,645,326
                                               ------------        ------------        ------------         ------------

     e)  EARNINGS (LOSS) PER SHARE

                                                                  2001                 2000                 1999
                                                              ------------         ------------        -------------
Weighted  average number of common shares  outstanding          19,944,255           18,550,521          18,483,264
    - Basic
Add:  Dilutive stock options and warrants                              N/A            1,466,667           1,640,435
                                                              ------------         ------------        -------------
Weighted average number of common shares outstanding            19,944,255           20,017,188          20,123,699
    - Fully diluted
                                                              ------------         ------------        -------------
Net income (loss) for the year - Canadian basis               $(10,255,701)        $    519,567        $    716,045
                                                              ------------         ------------        -------------

Basic and fully diluted earnings (loss) per share -
    Canadian basis
    - Basic                                                   $      (0.53)        $       0.06        $        0.04
                                                              ------------         ------------        -------------
    - Fully diluted                                           $        N/A         $       0.06        $        0.04
                                                              ------------         ------------        -------------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 June 2001 and 2000
U.S. Funds

--------------------------------------------------------------------------------

17.  CONTINGENCIES

     a) The company is aware of a potential claim for the alleged breach of an agreement, which has been filed in the State of Michigan but which has yet to be served upon the company. The claimant has estimated damages, including training costs and lost profits in excess of $1,000,000.

         The company is confident that it will prevail in the dispute and intends to vigorously defend itself.

         The outcome of this dispute and the amount of damages, if any, cannot be reasonably determined at this time. No provision for loss has been provided in these financial statements.

     b) The company is aware of a potential claim for misrepresentations and the alleged breach of certain commitments. The claimant seeks the company to purchase 63,275 shares of the company from the claimant in the amount of approximately $127,000.

         The company is confident that it will prevail in the dispute and intends to vigorously defend itself.

         The outcome of this dispute and the amount of damages, if any, cannot be reasonably determined at this time. No provision for loss has been provided in these financial statements.

     c) The company is aware of a potential claim for penalties pursuant to a clause in a specific sales contract. Management has estimated the maximum claim at approximately $350,000.

         At this time no specific claim has been made or threatened. The company is confident that it would prevail should such a dispute be initiated and would vigorously defend itself.

         The outcome of this dispute and the amount of damages, if any, cannot be reasonably determined at this time. No provision for loss has been provided in these financial statements.

--------------------------------------------------------------------------------

18.  SUBSEQUENT EVENTS

     a) By an agreement dated 10 September 2001, which is subject to regulatory and shareholder approval, the company has reached an agreement with Diebold, whereby Diebold would acquire 100% of the issued and outstanding shares of the company at approximately $1.135 per share in a combination of Diebold common stock and cash. The Diebold common stock would be exchanged for the company's common stock by dividing
         0.908 by the 10 day weighted average trading price of Diebold's common shares. The exchange ratio shall not be less than 0.02421 or greater than 0.03027 per company share. The cash consideration would be $0.227 per company share.

         Should the company fail to receive shareholder approval or fail to meet certain other conditions precedent to the deal, then Diebold would be entitled to a break-up fee of $1,000,000 plus all transaction costs and expenses incurred by Diebold in connection with the agreements and their due diligence procedures.

         Should the deal not be consummated, other than upon failure to receive shareholder approval, and another deal occurs within an 18 month period, then Diebold would be granted an option to purchase up to 10% of the company's then issued and outstanding shares at $1.135 per share.

GLOBAL ELECTION SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30 June 2001 and 2000
U.S. Funds

--------------------------------------------------------------------------------

18.  SUBSEQUENT EVENTS - Continued

     b) By a bridge loan agreement dated 29 June 2001 and amended 3 August 2001, the company arranged a $5,000,000 loan from Diebold with interest at 12% per annum and repayable 180 days from the dates of advance of the loan. The first advance of the loan of $1,550,000, less origination fees and lender expenses of $350,000, was received on 5 July 2001. The second and final advance of the loan in the amount of $3,450,000, less lender costs of $43,300, was received on 3 August 2001.

         The lender may elect, at any time, upon 2 days notice, to convert any portion of the unpaid loan amounts into common stock of the company. The lender is not entitled to convert unpaid loan amounts into common stock of the company such that more than 19.9% of the total issued and outstanding shares of the company may be so issued, without prior shareholder approval. The conversion price is the lesser of $1.135 and 85% of the fair market value of the company's common shares based upon the average closing price of the 10 days prior to the conversion.

         The company may prepay the loan at any time prior to maturity at the greater of 145% of the unpaid principal plus accrued interest and 145% of the conversion rights with respect to the unpaid principal plus accrued interest.

         The company shall prepay the loan at the greater of 145% of the unpaid principal plus accrued interest and 145% of the conversion rights with respect to the unpaid principal plus accrued interest upon the company entering into a sale agreement with a third party.

         The lender was granted a warrant for 250,000 shares of the company at the price of $1.135 and expiring 3 August 2006 or earlier under specific conditions.

         The loan agreement further provides that the company may not issue or sell shares, nor grant options at a price less than $1.135 prior to the later of full repayment of the loan and the date the warrants attached to the loan are exercised or expire.

         The loan is secured by a security in all assets of the company and the joint and several guarantees of the company's wholly-owned subsidiaries, Global Election Systems, Inc. and Spectrum Print & Mail Services, Ltd. for complete payments and performance of the obligations of the borrower. The security interest is prior to all other lines on the collateral other than the security provided on the loans payable (Note 8) which existed prior to the bridge loan agreement.

     c) On 11 July 2001, the company placed a refundable cash deposit of approximately $298,000, in lieu of a bid bond, related to a tender for voting equipment to be supplied in fiscal 2002.

     d) On 7 August 2001, the company appointed a new chief executive officer on a per diem basis and granted the employee 200,000 stock options at $1.135 for a period of up to 5 years, subject to regulatory approval.

--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


Exhibit Number                         Description
--------------                         -----------
2.1               Arrangement Agreement, dated September 10, 2001, by and
                  between Global Election Systems Inc. and Diebold,
                  Incorporated(1)

3.1               Memorandum and Articles of Incorporation, as amended(2)

4.1               Parts 7, 10, 12, and 27 of the Memorandum and Articles of
                  Incorporation, as amended, set forth in Exhibit 3.1(3)

4.2               Agreement to furnish long term debt instruments(4)

4.3               Share Purchase Warrant issued to Jones, Gable & Company
                  Limited on March 15, 2001(5)

4.4 Registration Rights Agreement, dated June 29, 2001, by and between Global Election Systems Inc. and Diebold,
                  Incorporated(6)

4.5 Warrant to Purchase Common Shares, dated August 3, 2001 issued to Diebold, Incorporated(7)

4.6 Common Share Option Agreement, dated September 10, 2001, issued to Diebold, Incorporated(8)

10.1              Property lease dated August 6, 1999 between David Wood and the
                  Company(9)

10.2              Property lease dated September 26, 2000 between Jersey
                  Investments, Inc. and the Company(10)

10.3 Change in terms agreement for loan dated May 22, 2000 between Compass Bank and the Company(11)

10.4 Change in terms agreement for loan dated May 27, 2000 between Compass Bank and the Company(12)

10.5              Loan agreement dated July 19, 2000 between Hibernia National
                  Bank and the Company (13)

10.6              Letter agreement dated March 15, 2001 between the Company and
                  Hibernia National Bank(14)

10.7              Employment Agreement dated January 19, 2001 with S. Michael
                  Rasmussen(15)

10.8 Agreement concerning loan dated March 15, 2001 between the Company, Global Election Systems, Inc. and Jones, Gable &
                  Company Limited(16)

10.9              Promissory Note as of March 15, 2001 between the Company and
                  Jones, Gable & Company Limited(17)

10.10             Security Agreement dated March 15, 2001 between Global
                  Election Systems, Inc. and Jones, Gable & Company Limited(18)

10.11             Guaranty Agreement dated March 15, 2001 between Global
                  Election Systems, Inc. and Jones, Gable & Company Limited(19)

10.12             Bridge Loan Agreement, dated June 29, 2001, by and between
                  Global Election Systems Inc. and Diebold, Incorporated(20)

10.13             Amendment No. 1 to Bridge Loan Agreement, dated August 3,
                  2001, by and between Global Election Systems Inc. and Diebold,
                  Incorporated(21)

10.14 Collateral and Guarantee Agreement, dated June 29, 2001, by and between Global Election Systems Inc. and Diebold,
                  Incorporated(22)

10.15             Commercial Variable Rate Promissory Note, dated September 8,
                  2001(23)

21.1*             Subsidiaries of Global Election Systems Inc.


----------

* Filed herewith

(1) Incorporated by reference to Exhibit 10.16 to the Company's Form 8-K filed September 10, 2001.

(2) Incorporated by reference to Exhibit 2.1 to the Company's Form 10-SB filed July 31, 1998.

(3) Incorporated by reference to Exhibit 3.1 to the Company's Form 10-SB filed July 31, 1998.

(4) Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(5) Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(6) Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed August 7, 2001.

(7) Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed August 7, 2001.

(8) Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K filed September 10, 2001.

(9) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report Form 10-Q filed May 15, 2000.

(10) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report Form 10-Q filed May 15, 2000.

(11) Incorporated by reference to Exhibit 10.3 to the Company's Annual Report Form 10-KSB filed September 28, 2000.

(12) Incorporated by reference to Exhibit 10.4 to the Company's Annual Report Form 10-KSB filed September 28, 2000.

(13) Incorporated by reference to Exhibit 10.5 to the Company's Annual Report Form 10-KSB filed September 28, 2000.

(14) Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(15) Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report Form 10-Q filed February 14, 2001.

(16) Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(17) Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(18) Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(19) Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report Form 10-Q filed May 22, 2001.

(20) Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 7, 2001.

(21) Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 7, 2001.

(22) Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 7, 2001.

(23) Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 8, 2001

(b)      Reports on Form 8-K

The Company filed a current Report on Form 8-K on April 5, 2001, as amended on April 10, 2001. The Company also filed a Current Report on Form 8-K on June 21, 2001.