Form 10QSB
period 2001-09-30
GLOBAL ELECTION SYSTEMS INC
filed 2001-11-19
CIK 1060444

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____ to _____



                         Commission File Number 0-24725

                          GLOBAL ELECTION SYSTEMS INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

   British Columbia, Canada                            85-0394190
(State or Other Jurisdiction of             (IRS Employer Identification No.)
 Incorporation or Organization)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2001, the issuer had 20,695,340 shares of its common stock outstanding.


         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [x]

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION                                                 1



         Item 1. Interim Consolidated Financial Statements.                    1

         Item 2. Management's Discussion and Analysis or Plan of Operation.   29


Part II. OTHER INFORMATION                                                    34


         Item 1. Legal Proceedings.                                           34

         Item 2. Changes in Securities and Use of Proceeds.                   35

         Item 3. Defaults Upon Senior Securities.                             36

         Item 4. Submission of Matters to a Vote of Security Holders.         36

         Item 6. Exhibits and Reports on Form 8-K.                            37

Part I.           FINANCIAL INFORMATION

         Item 1.           Interim Consolidated Financial Statements.


REVIEW ENGAGEMENT REPORT

--------------------------------------------------------------------------------

TO THE SHAREHOLDERS OF GLOBAL ELECTION SYSTEMS INC.:

We have reviewed the interim consolidated balance sheet of Global Election Systems Inc. as at 30 September 2001 and the interim consolidated statements of changes in shareholders' equity (deficiency), loss and cash flows for the three months then ended. Our review was made in accordance with Canadian and U.S. generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with accounting principles generally accepted in the United States of America.






                                             /s/ STALEY, OKADA, CHANDLER & SCOTT
Burnaby, B.C.                                    STALEY, OKADA, CHANDLER & SCOTT
19 November 2001                                           CHARTERED ACCOUNTANTS

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.                                         Statement 1

INTERIM CONSOLIDATED BALANCE SHEETS
U.S. Funds
Prepared Without Audit

                                                                                   AS AT               As at
                                                                               30 SEPTEMBER           30 June
ASSETS                                                                              2001                2001
                                                                               ------------         ------------
CURRENT
   Cash and short-term deposits                                                $  1,228,760         $  1,154,658
   Accounts receivable                                                            2,439,000            3,288,005
   Contracts receivable                                                           1,881,726            1,028,486
   Unbilled receivables                                                             391,424              418,113
   Deposits and prepaid expenses                                                    704,498              424,242
   Inventory (Note 4)                                                             5,534,050            5,608,828
   Current portion of agreements receivable                                          97,276               97,276
                                                                               ------------         ------------
                                                                                 12,276,734           12,019,608
AGREEMENTS RECEIVABLE (Note 5)                                                      345,238              344,364
CAPITAL ASSETS (Note 6)                                                           2,162,189            2,364,292
OTHER ASSETS (Note 7)                                                             1,923,805            2,088,555
                                                                               ------------         ------------
                                                                               $ 16,707,966         $ 16,816,819
                                                                               ============         ============

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                                    $  4,367,324         $  5,172,159
   Customer deposits                                                              1,140,000            1,140,000
   Deferred revenue                                                                 645,408              550,102
   Current portion of loans payable                                               9,327,888            4,381,299
   Current portion of capital lease obligations                                     480,024              540,502
                                                                               ------------         ------------
                                                                                 15,960,644           11,784,062
LOANS PAYABLE (Note 8)                                                                   --              666,666
CAPITAL LEASE OBLIGATIONS (Note 9)                                                  863,251              948,425
                                                                               ------------         ------------
                                                                                 16,823,895           13,399,153
                                                                               ------------         ------------
CONTINUED OPERATIONS (Note 1a)
COMMITMENTS AND CONTINGENCIES (Note 12 and 17)

SHAREHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL (Note 10)
   Authorized:
     100,000,000 common voting shares, without par value
      20,000,000 convertible voting preferred shares, without par value
   Issued and fully paid:
      20,695,340 (20,695,340) common shares                                      14,992,683           14,992,683
DEFICIT - Statement 2                                                           (15,108,612)         (11,575,017)
                                                                               ------------         ------------
                                                                                   (115,929)           3,417,666
                                                                               ------------         ------------
                                                                               $ 16,707,966         $ 16,816,819
                                                                               ============         ============


ON BEHALF OF THE BOARD:

/s/ ROBERT J. UROSEVICH, Director
-----------------------

/s/ CLINTON H. RICKARDS, Director
-----------------------

                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 2

INTERIM CONSOLIDATED STATEMENTS OF CHANGES
      IN SHAREHOLDERS' EQUITY (DEFICIENCY)
U.S. Funds
Prepared Without Audit


                                                                    Common Shares
                                                              Shares             Amount             Deficit               Total
                                                          ------------        ------------        ------------         ------------
Balance - 30 June 2000                                      18,583,673        $ 13,411,883        $ (1,319,316)        $ 12,092,567
  Issuance of shares on exercise of options ($0.84
    per share)                                                  50,000              42,174                  --               42,174
  Issuance of shares on acquisition of subsidiary
    ($0.68 per share)                                        1,600,000           1,080,934                  --            1,080,934
  Net loss for the period - Statement 3                             --                  --            (666,964)            (666,964)
                                                          ------------        ------------        ------------         ------------
Balance - 30 September 2000                                 20,233,673        $ 14,534,991        $ (1,986,280)        $ 12,548,711
                                                          ============        ============        ============         ============

Balance - 30 June 2001                                      20,695,340        $ 14,992,683        $(11,575,017)        $  3,417,666
  Net loss for the period - Statement 3                             --                  --          (3,533,595)          (3,533,595)
                                                          ------------        ------------        ------------         ------------
Balance - 30 September 2001                                 20,695,340        $ 14,992,683        $(15,108,612)        $   (115,929)
                                                          ============        ============        ============         ============


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 3

INTERIM CONSOLIDATED STATEMENTS OF LOSS
FOR THE THREE MONTHS ENDED 30 SEPTEMBER
U.S. Funds
Prepared Without Audit

                                                                2001                2000
                                                            ------------         ------------
REVENUE
   Sales and operating income (Note 13)                     $  2,474,055         $  3,479,245
   Other income                                                    9,552               11,890
                                                            ------------         ------------
                                                               2,483,607            3,491,135
                                                            ------------         ------------
COSTS AND EXPENSES
   Cost of sales and operating expenses                        1,262,675            1,780,903
   Selling, administrative and general expenses                2,651,126            2,022,636
   Research and development expenses                           1,352,265              139,270
   Amortization                                                  378,858              286,993
   Interest                                                      372,278              194,776
                                                            ------------         ------------
                                                               6,017,202            4,424,578
                                                            ------------         ------------

LOSS BEFORE INCOME TAXES                                      (3,533,595)            (933,443)
    Provision for income taxes                                        --               (5,521)
    Recovery of deferred income taxes                                 --              272,000
                                                            ------------         ------------
NET LOSS FOR THE PERIOD                                     $ (3,533,595)        $   (666,964)
                                                            ============         ============


LOSS PER SHARE - U.S. FUNDS
   Basic                                                    $      (0.17)        $      (0.03)
   Fully diluted                                            $        N/A         $        N/A
                                                            ============         ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          20,695,340           19,731,892
                                                            ============         ============


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.                                         Statement 4

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED 30 SEPTEMBER
U.S. Funds
Prepared Without Audit

                                                                                  2001                2000
                                                                              -----------         -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
   Net loss for the period                                                    $(3,533,595)        $  (666,964)
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
     Amortization                                                                 378,858             286,993
     Provision for (recovery of) deferred income taxes                                 --            (272,000)
     Accounts receivable                                                          849,005           1,545,311
     Contracts receivable                                                        (853,240)          3,007,217
     Unbilled receivables                                                          26,689            (460,663)
     Deposits and prepaid expenses                                               (280,256)            (82,564)
     Inventory                                                                     74,778             (75,198)
     Accounts payable and accrued liabilities                                    (804,835)           (256,593)
     Deferred revenue                                                              95,306             (58,847)
                                                                              -----------         -----------
   Net cash provided by (used in) operating activities                         (4,047,290)          2,966,692
                                                                              -----------         -----------
CASH FLOWS FROM
INVESTING ACTIVITIES
   Capital assets acquired                                                        (12,005)         (2,408,072)
   Other assets                                                                        --             (65,066)
   Agreements receivable                                                             (874)            125,314
                                                                              -----------         -----------
   Net cash used in investing activities                                          (12,879)         (2,347,824)
                                                                              -----------         -----------
CASH FLOWS FROM
FINANCING ACTIVITIES
   Loans payable                                                                4,279,923          (1,615,802)
   Capital lease obligations                                                     (145,652)          1,879,745
   Common shares issued                                                                --              42,174
                                                                              -----------         -----------
   Net cash provided by financing activities                                    4,134,271             306,117
                                                                              -----------         -----------

NET INCREASE IN CASH                                                               74,102             924,985
   Cash position - Beginning of period                                          1,154,658           1,446,613
                                                                              -----------         -----------
CASH POSITION - END OF PERIOD                                                 $ 1,228,760         $ 2,371,598
                                                                              ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                  $   235,830         $   186,968
                                                                              ===========         ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Issuance of shares for subsidiary                                         $        --         $ 1,080,934
    Issuance of note payable for subsidiary                                   $        --         $ 1,000,000
    Goodwill acquired for shares and note                                     $        --         $(2,080,934)
    Exchange of trade receivable for agreement receivable                     $        --         $   650,000
                                                                              ===========         ===========


                           - See Accompanying Notes -

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

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

         Several adverse conditions and events cast substantial doubt upon the validity of this assumption. The company is in non-compliance with certain covenants of its loan agreements (Note 8), has failed to obtain the required consent of a debt holder for security granted on additional borrowings (Note 8), has defaulted on required principal repayments of loan agreements, has several contingent liabilities which may require substantive attention, has received several threats of litigation regarding unpaid trade payables which are accrued in the accounts, has identified a significant cash flow deficiency in the coming year, has significant ongoing commitments (Note 12), a working capital deficiency of $3,683,910 and a deficit of $15,108,612.

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

         v) Locate a strategic partner (Note 18) and obtain additional financing.

         These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the actions already taken or planned, as described herein, will mitigate the adverse conditions and events which raise doubts about the validity of the going concern assumption used in preparing these financial statements.

         If the going concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

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

         All inter-company accounts and transactions have been eliminated on consolidation of the subsidiaries.

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

         Exchange gains and losses arising from these transactions are reflected in income or expense in the related period.

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

     g)  AMORTIZATION

         Capital assets are recorded at cost and the company provides for amortization on the following basis:

         Demonstration and computer equipment - 20% to 30% declining balance method

         Manufacturing equipment - 20% declining balance method

         Manufacturing equipment under capital leases - 20% declining balance method(i)

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

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

         Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of common shares outstanding during the period. Net earnings per share-diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Due to the loss incurred during the period ended 30 September 2001, the dilutive securities (stock options and warrants) have been excluded from the computation as their effect would be anti-dilutive.

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

------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

------------------------------------------------------------

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

     i)    Issuance of 1,600,000 common shares of the company(i);

     ii)   Cash payment of $600,000 on 29 September 2000 (paid);

     iii)  Cash payment of $333,334 on 29 September 2001;

     iv)   Cash payment of $333,333 on 29 September 2002;

     v)    Cash payment of $333,333 on 29 September 2003.

     A summary, as at 10 August 2000, of the consideration paid or accrued and the net identifiable assets of Spectrum is as follows:

Consideration Paid or Accrued
Fair market value of 1,600,000 common shares issued (ii)                                    $ 1,080,934
Cash consideration paid                                                                         600,000
Cash consideration payable (Note 8c)                                                          1,000,000
Deferred interest portion related to discounted cash consideration payable (Note 8c)           (219,583)
                                                                                            -----------
Total consideration paid or accrued                                                         $ 2,461,351
                                                                                            -----------

Net Identifiable Assets and Goodwill Acquired
Cash                                                                                        $    18,837
Other current assets                                                                             36,984
Capital assets                                                                                2,030,676
Goodwill                                                                                      2,146,000
Bank loan                                                                                       (46,952)
Other current liabilities                                                                       (59,686)
Capital lease obligation                                                                     (1,664,508)
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

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET RISKS

     The carrying value of accounts receivable, contracts receivable, unbilled receivables, deposits, agreements receivable, accounts payable and accrued liabilities, customer deposits, loans payable and capital lease obligations approximates their fair value due to their short term maturity or capacity of prompt liquidation.

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

     Included in the 30 September 2001 gross accounts receivable of $2,999,597, are three customers which together account for $1,256,681 or 41.9% of this balance. To 16 November 2001, the company has collected $89,579 from these customers and the balance is due on specific terms. The company has made a provision of $560,597 for disputed and potentially uncollectible amounts from its trade receivables yielding a net current accounts receivable balance of $2,439,000.

     Included in the 30 September 2001 gross contracts receivable of $2,606,726 is one election customer, which accounts for $1,339,640 or 51.4% of this balance. To 16 November 2001, the company has collected $Nil from this customer on the balance owing at 30 September 2001. The balance is past due and management is currently in negotiations with the customer in an attempt to resolve certain disputes relating to the contract. A provision for loss in the amount of $725,000 has been recorded in the accounts of the company as of 30 September 2001. Should the company be unable to satisfy the customer's expectations, then a mediation process is anticipated and the possible range of loss would be $Nil to the full balance owing. The net contracts receivable amount to $1,881,726 as at 30 September 2001.

     The 30 September 2001 gross unbilled receivables amount to $494,588 representing the revenue unbilled on contracts in progress. A provision for loss in the amount of $103,164 has been established to provide for potentially uncollectible amounts on these contracts. The net unbilled receivables amount to $391,424 as at 30 September 2001.

     The company has deposits in a bank in excess of the FDIC insured amount of $100,000. The amount in excess of $100,000 is subject to loss, should the bank cease business.

--------------------------------------------------------------------------------

4.   INVENTORY

     Details are as follows:

                         30 SEPTEMBER        30 June
                             2001              2001
                         ------------       ----------
Supplies and parts        $3,235,353        $3,462,122
Finished goods             2,298,697         2,146,706
                          ----------        ----------
                          $5,534,050        $5,608,828
                          ----------        ----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

5.   AGREEMENTS RECEIVABLE

     a)  Details of agreements receivable are as follows:

                                                                            30 SEPTEMBER         30 June
                                                                                2001              2001
                                                                            ------------        ---------
Assignment receivable (Note 5b)                                               $ 420,590         $ 420,590
Sales agreement receivable with interest at 5.4% per annum commencing
    15 July 1998, repayable by 15 July 2001, secured by the underlying
    goods                                                                        21,924            21,050
                                                                              ---------         ---------
                                                                                442,514           441,640
Less: Current portion                                                           (97,276)          (97,276)
                                                                              ---------         ---------
                                                                              $ 345,238         $ 344,364
                                                                              ---------         ---------

         Scheduled principal repayments on the sales agreements receivable are as follows:

    Period to 30 September 2002                        $    97,276
    Period to 30 September 2003                             70,966
    Period to 30 September 2004                            109,345
    Period to 30 September 2005                             59,445
    Period to 30 September 2006                             54,836
    Period to 30 September 2007 and subsequent              50,646
                                                       -----------
                                                       $   442,514
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

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

6.   CAPITAL ASSETS

     Details are as follows:

                                                                        30 SEPTEMBER        30 June
                                                                             2001             2001
                                                      Accumulated          NET BOOK         Net Book
                                        Cost          Amortization           VALUE            Value
                                     ----------       ------------      ------------       ----------
Demonstration and computer           $1,087,754        $  636,266        $  451,488        $  474,383
    equipment
Manufacturing equipment                 217,195            95,150           122,045           128,468
Manufacturing equipment under
    capital leases                    2,222,939           832,472         1,390,467         1,550,692
Furniture and equipment                 310,490           206,143           104,347           109,740
Leasehold improvements                  160,179            66,337            93,842           101,009
                                     ----------        ----------        ----------        ----------
                                     $3,998,557        $1,836,368        $2,162,189        $2,364,292
                                     ----------        ----------        ----------        ----------

--------------------------------------------------------------------------------

7.   OTHER ASSETS

     Details are as follows:

                                          30 SEPTEMBER     30 June
                                              2001           2001
                           Accumulated      NET BOOK       Net Book
                Cost       Amortization      VALUE           Value
             ----------    ------------   ------------    ----------
Patents      $  165,000     $  161,700     $    3,300     $    8,250
Goodwill      3,446,960      1,526,455      1,920,505      2,080,305
             ----------     ----------     ----------     ----------
             $3,611,960     $1,688,155     $1,923,805     $2,088,555
             ----------     ----------     ----------     ----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

8.   LOANS PAYABLE

     a)  Details are as follows:

                                                                                    30 SEPTEMBER       30 June
                                                                                        2001             2001
                                                                                    ------------      -----------
Revolving  line of  credit,  bearing  interest  at The  Wall  Street                 $   999,443      $ 1,220,229
   Journal prime rate plus 4%, interest payments due monthly, due in full by
   31 October 2001, $3,000,000 limit, secured by a commercial security agreement covering certain receivables of the company (i)
Line of credit, bearing interest at bank prime plus 1% per annum (interest rate floor of 10%), interest payments due quarterly, due in full by 8 December
   2001, secured by a contract receivable
   with a balance receivable of $1,325,230 as at 30 September 2001                       296,200          546,200
Promissory note payable, bearing interest at 10% per annum, interest payments due with scheduled principal payments or prepayments, payments due $409,000 by 15 September 2001, $844,667 by 15 December 2001 and the balance by 15
   March 2002, secured (Note 8d) (ii)                                                  2,098,333        2,381,652
Loan payable, non-interest bearing, payments due $333,334 by 29 September 2001,
   $333,333 by 29 September  2002 and $333,333 by 29 September 2003, unsecured
   (Note 8c) (iii)                                                                       933,912          899,884
Bridge loan payable, bearing interest at 12% per annum, interest payments due quarterly, principal payments due $1,550,000 by 31 December 2001 and
   $3,450,000 by 29 January 2002 (Note 8e) (iv)                                        5,000,000               --
                                                                                     -----------      -----------
                                                                                       9,327,888        5,047,965
Less: Current portion                                                                 (9,327,888)      (4,381,299)
                                                                                     -----------      -----------
                                                                                     $        --      $   666,666
                                                                                     -----------      -----------

         (i) The company is in non-compliance with certain covenants of the loan agreement and the company failed to repay the loan on its maturity date of 31 October 2001. On 1 November 2001, the company received a demand for full repayment of the loan, in the amount of 2,925,925 plus accrued interest of $7,226 by 15 November 2001. The company has repaid $337,861 subsequent to 1 November 2001, from customer receipts, resulting in a principal balance due of $2,588,064 at present. The default interest rate is 18% per annum.

         (ii) The loan agreement contains a cross default clause providing for default of the loan in the event of the default of other debt or default of the covenants of other debt. The company failed to obtain the required consent of the debt holder for the security granted upon entering into the bridge loan agreement (Note 8e). The company failed to make the balance of the required payment due 15 September 2001. The default interest rate is 18% per annum.

         (iii) The company failed to make the required $333,334 principal payment on 29 September 2001 and the creditor has demanded full repayment of the loan, together with interest at the default rate, on or before 30 October 2001. The default interest rate is U.S. Bank prime, which is currently 5.5% per annum.

         (iv) The company failed to make the required interest payment of $112,833 on 30 September 2001. The default interest rate is 15% per annum.

     b) Scheduled principal repayments on the loans payable are all considered to be payable within the next twelve months due to the various defaults.

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

8.   LOANS PAYABLE - Continued

     c) The promissory note payable was issued as part consideration for the acquisition of Spectrum (Note 2) during the year ended 30 June 2001. Management has discounted the note payable using a discount rate of 13.5% per annum resulting in a deferred interest charge of $219,583.

         Details are as follows:

Face value of note payable      $ 1,000,000
Discount factor                    (219,583)
                                -----------
                                    780,417
Interest accretion                  153,495
                                -----------
Balance - 30 September 2001     $   933,912
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

     e) By a bridge loan agreement dated 29 June 2001 and amended 3 August 2001, the company arranged a $5,000,000 loan from Diebold, Incorporated ("Diebold") with interest at 12% per annum and repayable 180 days from the dates of advance of the loan. The first advance of the loan of $1,550,000, less origination fees and lender expenses of $350,000, was received on 5 July 2001. The second and final advance of the loan in the amount of $3,450,000, less lender costs of $43,300, was received on 3 August 2001.

         The lender may elect, at any time, upon 2 days notice, to convert any portion of the unpaid loan amounts into common stock of the company. The lender is not entitled to convert unpaid loan amounts into common stock of the company such that more than 19.9% of the total issued and outstanding shares of the company may be so issued, without prior shareholder approval. On 26 October 2001, the shareholders by ordinary resolution, approved the issuance of up to 11,556,922 common shares should Diebold exercise its rights to convert any or all of the bridge loan into common shares. The conversion price is the lesser of $1.135 or 85% of the fair market value of the company's common shares based upon the average closing price of the 10 days prior to the conversion.

         The company may prepay the loan at any time prior to maturity at the greater of 145% of the unpaid principal plus accrued interest or 145% of the conversion rights with respect to the unpaid principal plus accrued interest.

         The company shall prepay the loan at the greater of 145% of the unpaid principal plus accrued interest or 145% of the conversion rights with respect to the unpaid principal plus accrued interest upon the company entering into a sale agreement with a third party.

         The lender was granted a warrant for 250,000 shares of the company at the price of $1.135 and expiring 3 August 2006 (Note 10b) or earlier under specific conditions. On 26 October 2001, the shareholders by ordinary resolution, approved Diebold's right to exercise the warrant.

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

8.   LOANS PAYABLE - Continued

     e) The loan agreement further provides that the company may not issue or sell shares, nor grant options at a price less than $1.135 prior to the later of full repayment of the loan and the date the warrants attached to the loan are exercised or expire.

         The loan is secured by a security interest in all assets of the company and the joint and several guarantees of the company's wholly-owned subsidiaries, Global Election Systems, Inc. and Spectrum Print & Mail Services, Ltd. for complete payments and performance of the obligations of the borrower. The security interest is prior to all other liens on the collateral other than the security provided on the loans payable which existed prior to the bridge loan agreement.

--------------------------------------------------------------------------------

9.   CAPITAL LEASE OBLIGATIONS

     a)  Details are as follows:

                                                                                   30 SEPTEMBER        30 June
                                                                                        2001             2001
                                                                                   ------------      -----------
IFC Credit Corporation (Note 9b)
   Lease #01, bearing an implicit interest rate of 13.95% per annum, payable at $3,719 per month for 60 months to 20 September 2003,
   secured by the related equipment                                                 $    90,344      $    98,144

   Lease #02, bearing an implicit interest rate of 14.28% per annum, payable at
   $3,948 per month for 60 months to 1 December 2004,
   secured by the related equipment                                                     133,888          140,749

   Lease #03, bearing an implicit interest rate of 21.71% per annum, payable at $3,240  per month for 60 months to 1 January 2005,
   secured by the related equipment                                                     100,860          104,913

   Lease #04, bearing an implicit interest rate of 14.94% per annum, payable at $3,901 per month for 60 months to 1 September 2005,
   secured by the related equipment                                                     149,890          155,801

   Lease #05, bearing an implicit interest rate of 14.94% per annum, payable at $3,901 per month for 60 months to 1 September 2005,
   secured by the related equipment                                                     149,890          155,801

Newcourt Leasing Corp. (Note 9c)
    Lease, bearing an implicit interest rate of 11.39% per annum, payable at
    $15,718 per month for 42 months to 23 December 2001,
    secured by the related equipment                                                     46,276           91,243

Bankvest Capital Corp. (Note 9d)
    Lease, bearing an implicit interest rate of 10.30% per annum, payable at
    $11,223 per month for 42 months to 1 June 2002,
    secured by the related equipment                                                     96,811          127,436

Copelco Capital, Inc. (Note 9e)
    Lease, bearing an implicit interest rate of 12.29% per annum, payable at
    $21,751 per month for 48 months to 1 April 2004,
    secured by the related equipment                                                    575,316          614,840
                                                                                    -----------      -----------
                                                                                      1,343,275        1,488,927
Less: Current portion                                                                  (480,024)        (540,502)
                                                                                    -----------      -----------
                                                                                    $   863,251      $   948,425
                                                                                    -----------      -----------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

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

     f)  Scheduled annual lease payments on the capital leases are as follows:

Period to 30 September 2002             $   714,506
Period to 30 September 2003                 485,525
Period to 30 September 2004                 397,395
Period to 30 September 2005                 118,428
                                        -----------
                                          1,715,854
Less: Interest included in payments        (372,579)
                                        -----------
Balance - 30 September 2001             $ 1,343,275
                                        -----------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

10.  SHARE CAPITAL

     a)  STOCK OPTION PLAN

         The company has a stock option plan, which covers its officers and directors. The options are granted for varying terms ranging from three to five years. Options granted prior to 30 June 1998, were immediately vested upon grant. Options granted subsequent to 30 June 1998, vest over the term of the option. The following is a schedule of the activity pursuant to this stock option plan:

                                        Number of            Price per Share
                                          Shares                 (CDN $)         Expiration Date
                                        ---------            ---------------     ---------------
Balance - 30 June 2000                   1,300,000           $1.25 to $2.05
    Options granted                         50,000               $ 1.25          2 August 2005
    Options granted                 (i)    200,000               $ 2.39          19 January 2006
    Options granted                         75,000               $ 3.25          14 May 2006
    Options exercised                     (280,000)              $ 1.25          22 August 2002
    Options exercised                      (15,000)              $ 2.05          15 October 2001
    Options exercised                      (50,000)              $ 1.49          17 December 2002
    Options expired                        (75,000)              $ 1.25          2 August 2005
    Options expired                        (50,000)              $ 2.05          15 October 2001
                                         ---------

Balance - 30 June 2001                   1,155,000           $1.25 to $3.25      15 October 2001 to
                                                                                 14 May 2006
    Options granted                        200,000               $ 1.74          7 August 2006
    Options expired                        (50,000)              $ 1.25          22 August 2002
                                         ---------

Balance - 30 September 2001              1,305,000           $1.25 to $3.25      15 October 2001 to
                                         ---------                               14 May 2006

         (i) Subject to a vesting provision which allows for 100,000 of the options to be exercisable on 19 January 2002 and the balance on 19 January 2003. Exclusive of these options, which were not exercisable at 30 September 2001, the weighted-average exercise price was $1.60 and the weighted-average remaining contractual life was 1.86 years.

         A summary of the options outstanding at 30 September 2001 is as follows:

   Number of
    Shares               Price per Share (CDN $)             Expiration Date
   ---------             -----------------------             ---------------
     640,000                     $ 1.25                    22 August 2002
      50,000                     $ 1.69                    7 February 2005
     140,000                     $ 2.05                    15 October 2001 (ii)
     200,000                     $ 2.39                    19 January 2006
      75,000                     $ 3.25                    14 May 2006
     200,000                     $ 1.74                    7 August 2006
  ----------
   1,305,000
  ----------

         At 30 September 2001, the weighed-average exercise price was $1.94 and the weighted-average remaining contractual life was 2.53 years.

         (ii) Expired subsequent to 30 September 2001.

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

10.  SHARE CAPITAL - Continued

     b)  STOCK PURCHASE WARRANTS

         The following is a schedule of the activity pursuant to stock purchase warrants:

                                          Number of        Price per Share
                                            Shares            (CDN $)          Expiration Date
                                          ---------        ---------------     ---------------
Balance - 30 June 2000                      166,667             $ 1.88         31 March 2001
Warrants exercised                         (166,667)            $ 1.88         31 March 2001
Warrants granted                            600,000             $ 3.00         15 March 2006
Warrants granted                            100,000             $ 3.00         3 May 2006
                                           --------
                                                                               15 March 2006 to
Balance - 30 June 2001                      700,000             $ 3.00         3 May 2006
Warrants granted                            250,000             $ 1.74         3 August 2006
                                           --------
                                                                               15 March 2006 to

Balance - 30 September 2001                 950,000          $1.74 to $3.00    3 August 2006
                                           --------

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

                                                      30 SEPTEMBER   30 September
                                                           2001          2000
                                                      ------------   ------------
Net loss U.S. basis
     As reported                                       $3,533,595     $666,964
     Pro forma                                         $3,754,003     $710,279
Net loss per share U.S. basis - Basic
     As reported                                       $     0.17     $   0.03
     Pro forma                                         $     0.18     $   0.04
Net loss per share U.S. basis - Fully diluted
     As reported                                       $      N/A     $    N/A
     Pro forma                                         $      N/A     $    N/A

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      30 SEPTEMBER          30 September
                                          2001                  2000
                                      ------------          ------------
Expected dividend yield                    0.00%                  0.00%
Expected stock price volatility           93.09%                 82.97%
Risk-free interest rate                    5.00%                  5.00%
Expected life of options                2 YEARS                2 years

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

11.  INCOME TAXES

     a) The company has unclaimed investment tax credits, for Canadian tax purposes, arising from its research and development activities in the amount of $317,000 which may be carried forward to be applied against future federal taxes payable. The future tax benefit, if any, of the tax credits has not been recognized in the accounts and expire as follows:

        2002               $103,000
        2004                 34,000
        2005                 63,000
        2006                117,000
                           --------
                           $317,000
                           --------

     b) As at 30 September 2001, the company has tax losses, for Canadian tax purposes, of approximately $1,223,000, which may be carried forward, to be applied against future taxable income. The future benefit, if any, of these tax losses have not been recognized in the accounts of the company and expire as to $71,000 in 2007, $1,046,000 in 2008 and $106,000 in 2009.

     c) As at 30 September 2001, the company's subsidiary has tax losses, for U.S. tax purposes, of approximately $11,060,000, which may be carried forward, to be applied against future taxable income. The future benefit, if any, of these tax losses have not been recognized in the accounts of the company and expire as to $170,000 in 2010, $7,447,000 in 2021 and $3,443,000 in 2022.

--------------------------------------------------------------------------------

12.  COMMITMENTS

     a) By way of an employment agreement, the company has secured the services of a key employee of Spectrum for an initial term, which expires 31 December 2002. The contract contains fixed annual compensation of $144,000 per annum for the initial twelve months of the agreement. The contract renews automatically for successive one-year terms unless either party gives the required 30-days notice prior to the expiration of the contract term.

     b) By way of employment agreements, the company has secured the services of two key employees of Spectrum to 31 December 2001. The contracts contain fixed annual compensation totaling $140,000 per annum and are automatically renewed for successive one-year terms unless either party gives the required 30-days notice prior to the expiration of the contract term.

     c) By an agreement dated 19 January 2001, the company has secured the services of a key employee for an initial term of two years. The contract contains fixed annual compensation of $120,000 per year and is automatically renewed for successive two-year terms unless either party gives the required 30-days notice prior to the expiration of the contract term.

         The key employee was also granted 200,000 stock options at CDN $2.39 per share, which vest at 100,000 one year from the effective date and 100,000 two years from the effective date.

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

12.  COMMITMENTS - Continued

     d) Under the terms of a lease agreement dated 8 December 1998, the company is committed to minimum annual lease payments which increase from CDN $25,529 in the first year to CDN $35,741 by the final year, plus its share of common area costs. The lease is for a five-year term to 30 April 2004 representing a minimum lease commitment of:

                                 CDN $
                                -------
Period to 30 September 2002     $34,580
Period to 30 September 2003      37,364
Period to 30 September 2004      25,992
                                -------
                                $97,936
                                -------

     e) By an agreement dated 26 September 2000, the company's United States subsidiary has agreed to lease 26,100 square feet of general office and warehouse space in McKinney, Texas, for five years from 1 October 2000. The annual lease amount of $220,548 represents a minimum lease commitment of:

Period to 30 September 2002     $220,548
Period to 30 September 2003      220,548
Period to 30 September 2004      220,548
Period to 30 September 2005      220,548
                                --------
                                $882,192
                                --------

     f) Under the terms of a production space lease agreement dated 6 June 1998, Spectrum is committed to minimum annual lease payments which increase from $23,280 in the first year to $25,440 by the final year, plus its share of common area costs. The lease is for a four-year term to 1 June 2002 representing a minimum lease commitment of $19,080 for the period to 30 September 2002.

     g) Under the terms of a production space lease agreement dated 23 December 1999, Spectrum is committed to minimum annual lease payments which commenced at $55,296 per annum. The lease provides for annual increases based on the consumer price index for San Francisco, with a minimum increase of 3% and a maximum increase of 5% per annum, plus its share of common area costs. The lease is for a five-year term to 31 December 2004 representing a minimum lease commitment of:

Period to 30 September 2002     $ 58,239
Period to 30 September 2003       59,982
Period to 30 September 2004       61,779
Period to 30 September 2005       15,558
                                --------
                                $195,558
                                --------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

12.  COMMITMENTS - Continued

     h) By an agreement dated 19 June 2001 and subsequently amended, the company contracted Diebold to manufacture certain election equipment related to a specific sales agreement to be completed in the 2002 fiscal year. The contract requires the following payments:

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

         On 26 October 2001, the shareholders by ordinary resolution, approved the issuance of up to 4,500,000 common shares should Diebold exercise its contingent option to convert the payables under the manufacturing agreement into common shares.

     i) By an agreement dated 28 February 2001, the company retained the services of J.J.B. Hilliard, W.L. Lyons, Inc. ("Hilliard") as exclusive financial advisor to pursue and recommend alternatives to enhance shareholder value on behalf of the company for the purpose of effecting a financing, recapitalization or change of control transaction. The agreement is for two years to 28 February 2003 and may be terminated on 30-days notice by either party. Hilliard will be entitled to a transaction fee equal to the greater of $300,000 and 5% of any equity financing plus 4% of any subordinated debt plus 1.5% of any senior debt for any financing or recapitalization transaction. Hilliard will be entitled to a transaction fee equal to 1.5% of the aggregate value of any change of control transaction. If a transaction is completed within one year after the expiration or election of expiration of the agreement then Hilliard will receive the full transaction fee.

         By an agreement dated 29 June 2001, the parties agreed to cap the maximum transaction fee payable to Hilliard at $625,000.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

13.  SALES AND OPERATING INCOME

     Details of sales and operating income generated from customers which individually account for approximately 10% or more of that year's consolidated sales and operating income are as follows:

                                                               30 SEPTEMBER    30 September
                                                                   2001            2000
                                                               ------------    ------------
Number of Large Customers                                                1               1
                                                                ----------      ----------
Amount of Sales to Large Customers                              $  488,848      $  558,115
                                                                ----------      ----------
Total Consolidated Sales and Operating Income                   $2,474,055      $3,479,245
                                                                ----------      ----------
Total Percentage of Consolidated Sales and Operating Income
    Generated from Large Customers                                    19.8%           16.0%
                                                                ----------      ----------

     Due to the nature of the company's business, large sales to individual customers are generated on a non-recurring basis. As a result, the company is not dependent on any single customer or small group of customers such that the loss of any of these would have a material adverse effect on the future results of the company.

     In the current period, with the acquisition of Spectrum (Note 2), the company has acquired certain election related printing contracts which are expected to produce recurring business for the company. In the current period, one such customer accounted for $488,848 of the company's consolidated sales and operating income. Management believes that as it expands this area of its business, its dependency on this customer will be reduced and the loss of such a customer would not have a material adverse effect on the future results of the company.

--------------------------------------------------------------------------------

14.  RELATED PARTY TRANSACTIONS

     In addition to items disclosed elsewhere in these consolidated financial statements, the company conducted the following transactions with related parties:

     a)  EXPENDITURES

         Details are as follows:

                                                                   30 SEPTEMBER  30 September
                                                                       2001         2000
                                                                   ------------  ------------
Paid/accrued salaries and fees to officers and directors             $319,928     $249,512
Paid/accrued election support, promotion,  marketing and project
    management fees to a company with a director in common             34,136       28,443
                                                                     --------     --------
                                                                     $354,064     $277,955
                                                                     --------     --------

     b) At 30 September 2001, $158,889 remained payable for election support, promotion, marketing and project management fees to a company with a director in common.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

15.  SEGMENT INFORMATION

     The company operated in only one industry segment in Canada and the United States as follows:

                                   CANADA         UNITED STATES    ELIMINATION       CONSOLIDATION
                                ------------      -------------    ------------      -------------
                                30 SEPTEMBER      30 SEPTEMBER     30 SEPTEMBER      30 SEPTEMBER
                                    2001              2001              2001             2001
                                ------------      -------------    ------------      -------------
Sales to customers              $   302,545       $ 2,171,510      $        --       $ 2,474,055
Sales between the segments           63,566                --          (63,566)               --
                                -----------       -----------      -----------       -----------
Total sales revenue             $   366,111       $ 2,171,510      $   (63,566)      $ 2,474,055
                                -----------       -----------      -----------       -----------
Operating profits               $   412,600       $   808,332      $        --       $ 1,220,932
                                -----------       -----------      -----------
General corporate expenses                                                            (4,382,249)
Interest                                                                                (372,278)
                                                                                     -----------
Net income (loss)                                                                    $(3,533,595)
                                -----------       -----------      -----------       -----------
Identifiable assets             $   723,164       $15,822,913      $   161,889       $16,707,966
                                -----------       -----------      -----------       -----------
Capital expenditures            $     2,320       $     9,685      $        --       $    12,005
                                -----------       -----------      -----------       -----------
Amortization of capital
  assets                        $     3,630       $   210,478      $        --       $   214,108
                                -----------       -----------      -----------       -----------

                                 Canada        United States   Elimination      Consolidation
                              ------------     -------------   ------------     -------------
                              30 September     30 September    30 September     30 September
                                   2000             2000            2000             2000
                              ------------     -------------   ------------     -------------
Sales to customers             $   583,615      $ 2,895,630     $        --      $ 3,479,245
Sales between the segments          34,370          711,456        (745,826)              --
                               -----------      -----------     -----------      -----------
Total sales revenue            $   617,985      $ 3,607,086     $  (745,826)     $ 3,479,245
                               -----------      -----------     -----------      -----------
Operating profits              $   280,283      $ 1,429,949     $        --      $ 1,710,232
                               -----------      -----------     -----------
General corporate expenses                                                        (2,448,899)
Interest                                                                            (194,776)
Income taxes                                                                          (5,521)
Future income taxes                                                                  272,000
                                                                                 -----------
Net income (loss)                                                                $  (666,964)
                               -----------      -----------     -----------      -----------
Identifiable assets            $ 2,430,995      $20,527,090     $   210,174      $23,168,259
                               -----------      -----------     -----------      -----------
Capital expenditures           $       216      $ 2,407,856     $        --      $ 2,408,072
                               -----------      -----------     -----------      -----------
Amortization of capital
  assets                       $     4,609      $   166,964     $        --      $   171,573
                               -----------      -----------     -----------      -----------

     During the periods ended 30 September 2001 and 2000, the company's U.S. segment conducted sales with individual customers in excess of 10% of sales as described in Note 13.

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

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

     b)  DEFERRED COSTS

         Under accounting principles generally accepted in the United States, expenditures related to research and development projects are expensed in the period incurred. Under accounting principles generally accepted in Canada, research expenditures are expensed as incurred and development expenses, which meet certain prescribed criteria, may be deferred and amortized against future income. During the prior fiscal year, the deferred costs for Canadian purposes were written-off as the prescribed criteria were not met.

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

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - Continued

     d)  FINANCIAL STATEMENT RECONCILIATION

                                                                     30 SEPTEMBER       30 September
                                                                          2001               2000
                                                                     -------------      ------------
i)     Deferred costs - U.S. basis                                   $         --       $         --
       Add: Deferred costs capitalized - current year                          --            707,868
                                                                     ------------       ------------
       Deferred costs - Canadian basis                               $         --       $    707,868
                                                                     ------------       ------------
ii)    Capital assets - U.S. basis                                   $  2,162,189       $  2,776,792
       Add: Reduced amortization of assets under capital leases           298,967             69,779
                                                                     ------------       ------------
       Capital assets - Canadian basis                               $  2,461,156       $  2,846,571
                                                                     ------------       ------------
iii)   Share capital - U.S. basis                                    $ 14,992,683       $ 14,534,991
       Less:  Escrow share compensation expense - prior years          (3,194,621)        (3,194,621)
                                                                     ------------       ------------
       Share capital - Canadian basis                                $ 11,798,062       $ 11,340,370
                                                                     ------------       ------------
iv)    Deficit - U.S. basis                                          $(15,108,612)      $ (1,986,280)
       Add: Deferred costs capitalized - current year                          --            707,868
       Add: Reduced amortization of assets under capital lease            298,967             69,779
       Add: Escrow share compensation expense - prior years             3,194,621          3,194,621
                                                                     ------------       ------------
       Retained earnings (Deficit) - Canadian basis                  $(11,615,024)      $  1,985,988
                                                                     ------------       ------------
v)     Loss for the year - U.S. basis                                $ (3,533,595)      $   (666,964)
       Add: Deferred costs - Canadian basis - written-off in
           current year                                                        --            120,016
       Add: Reduced amortization of assets under capital lease             71,307             69,779
                                                                     ------------       ------------
       Loss for the year - Canadian basis                            $ (3,462,288)      $   (477,169)
                                                                     ------------       ------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - Continued

     d)  FINANCIAL STATEMENT RECONCILIATION - Continued

         vi)  Canadian GAAP consolidated statement of shareholders' equity

                                                                                       Retained
                                                          Common Shares                Earnings
                                                     Shares            Amount          (Deficit)            Total
                                                  ------------      ------------      ------------       ------------
Balance - 30 June 2000 - Canadian basis             18,583,673      $ 10,217,262      $  2,463,157       $ 12,680,419
  Issuance  of shares on exercise of options
     ($0.87 per share)                                  50,000            42,174                --             42,174
  Issuance of shares on acquisition of
     subsidy ($0.68 per share)                       1,600,000         1,080,934                --          1,080,934
  Net loss for the period                                   --                --          (477,169)          (477,169)
                                                  ------------      ------------      ------------       ------------
Balance - 30 September 2000 - Canadian basis        20,233,673      $ 11,340,370      $  1,985,988       $ 13,326,358
                                                  ------------      ------------      ------------       ------------
Balance - 30 June 2001 - Canadian basis             20,695,340      $ 11,798,062      $ (8,152,736)      $  3,645,326
  Net loss for the period                                   --                --        (3,462,288)        (3,462,288)
                                                  ------------      ------------      ------------       ------------
Balance - 30 September 2001 - Canadian basis        20,695,340      $ 11,798,062      $(11,615,024)      $    183,038
                                                  ------------      ------------      ------------       ------------

     e)  EARNINGS (LOSS) PER SHARE

                                                                  30 SEPTEMBER       30 September
                                                                      2001               2000
                                                                  ------------       ------------
Weighted average number of common shares outstanding
    - Basic                                                         20,695,340         19,731,892
Add:  Dilutive stock options and warrants                                  N/A               N/A
                                                                  ------------       ------------
Weighted average number of common shares outstanding
    - Fully diluted                                                 20,695,340         19,731,892
                                                                  ------------       ------------
Loss for the year - Canadian basis                                $  3,462,288       $    477,169
                                                                  ------------       ------------

Basic and fully diluted earnings (loss) per share - Canadian basis
    - Basic                                                       $      (0.17)      $      (0.02)
                                                                  ------------       ------------
    - Fully diluted                                               $        N/A       $        N/A
                                                                  ------------       ------------

--------------------------------------------------------------------------------

GLOBAL ELECTION SYSTEMS INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
30 SEPTEMBER 2001
U.S. Funds
Prepared Without Audit

--------------------------------------------------------------------------------

17.  CONTINGENCIES

     a) The company is aware of a claim for the alleged breach of an agreement, which has been filed in the State of Michigan. The claimant has estimated damages, including training costs and lost profits in excess of $1,000,000.

         The company is confident that it will prevail in the dispute and intends to vigorously defend itself.

         The outcome of this dispute and the amount of damages, if any, cannot be reasonably determined at this time. No provision for loss has been provided in these financial statements.

     b) The company is aware of a claim for alleged misrepresentations and the alleged breach of certain commitments. The claimant seeks the company to purchase 63,275 shares of the company from the claimant in the amount of approximately $127,000.

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

--------------------------------------------------------------------------------

18.  SUBSEQUENT EVENTS

     The shareholders of the company, at an extraordinary general meeting held on 26 October 2001, approved an agreement dated 10 September 2001, whereby Diebold would acquire 100% of the issued and outstanding shares of the company at approximately $1.135 per share in a combination of Diebold common stock and cash. The Diebold common stock would be exchanged for the company's common stock by dividing 0.908 by the 10-day weighted average trading price of Diebold's common shares. The exchange ratio shall not be less than 0.02421 or greater than 0.03027 per company share. The cash consideration would be $0.227 per company share.

     Should the company fail to meet certain other conditions precedent to the deal, then Diebold would be entitled to a break-up fee of $1,000,000 plus all transaction costs and expenses incurred by Diebold in connection with the agreements and their due diligence procedures.

     Should the deal not be consummated, and another deal were to occur within an 18 month period, then Diebold would be granted an option to purchase up to 10% of the company's then issued and outstanding shares at $1.135 per share.

     Upon closing, the agreement will result in the company becoming a wholly-owned subsidiary of Diebold and the company's shares will be de-listed from the Toronto and American Stock Exchanges.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operation.


         The discussion and analysis of the operating results and the financial position of Global should be read in conjunction with Global's Interim Consolidated Financial Statements and the Notes thereto. The financial statements have been prepared in United States dollars in accordance with United States generally accepted accounting principles ("GAAP"). Unless otherwise noted, the dollar amounts set forth in this report are represented in U.S. dollars. See Note 16 of the Notes to Global's Consolidated Financial Statements for an explanation of differences between United States GAAP and Canadian GAAP.

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

         The decrease in expected sales and the resulting delays in cash flow effectively exhausted Global's cash resources. Normal lag time between winning the contract, contract funding, and manufacture and delivery of finished products (the time Global records revenue) will delay any meaningful revenue from current activities until sometime in the first or second quarter of calendar 2002. Due to the gridlock in buying decisions by the counties and Global's cash position, the future operations of Global as an independent entity are in question. Since the first quarter of calendar 2001, Global's financial statements have included a qualification concerning Global's ability to continue as a going concern. Without an acquisition by a financially stronger entity or an infusion of substantial capital, Global will be unable to continue operations.

         On October 26, 2001, at an Extraordinary General Meeting of Shareholders of Global, Global's shareholders voted to approve a Plan of Arrangement with Diebold, Incorporated ("Diebold"). The Arrangement will result in Global becoming a wholly-owned subsidiary of Diebold. The closing of the transaction is expected to occur during the fourth quarter of calendar year 2001. For more information on Diebold's acquisition of Global, please refer to "Business - Pending Acquisition" and the Management Information Circular included as Exhibit 99.1 to Global's Current Report on Form 8-K filed with the SEC on September 26, 2001, which is incorporated by reference herein.

         Certain of the information discussed in this Form 10-QSB contains forward-looking statements regarding future events or the future financial performance of Global and is subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in any forward-looking statements. Among those factors are: uncertainties as to Global's ability to continue as a going concern; expectations that the acquisition by Diebold will be consummated and, once consummated, will result in strategic benefits and/or market value increases; customer acceptance and demand for Global's products; Global's overall ability to design, test and introduce new products on a timely basis; Global's failure to obtain certification for its products; the nature of the markets addressed by Global's products; and the interaction with governmental entities in the United States which purchase Global's products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

         Sales and Operating Income.

                  Sales and other income for the three months ended September 30, 2001 decreased $1,007,000, or 28.8%, to $2,484,000 from $3,491,000 for the three months ended September 30, 2000. Following the U.S. national election in November 2000, the resulting debate concerning election systems and the possibility of national or state funds to assist local counties in purchasing new equipment have significantly delayed sales. Since November 2000, the Company knows of only a few jurisdictions where sales of new units have been consummated in excess of $1,000,000.

         Cost of Sales and Operating Expenses.

                  Cost of sales and operating expenses for the three months ended September 30, 2001 decreased $518,000, or 29.1%, to $1,263,000 from $1,781,000 for the three months ended September 30, 2000. The cost of sales and operating expenses decreased for the three months ended September 30, 2001 due to the decrease in sales and operating income for the same period. Cost of sales and operating expenses in relation to sales have remained relatively unchanged between the three month periods in 2001 and 2000 at 50.8% of sales in 2001 and 51.0% in 2000.

         Selling, Administrative and General Expenses.

                  Selling, administrative and general expenses for the three months ended September 30, 2001 increased $628,000, or 31.0%, to $2,651,000 from $2,023,000 for the three months ended September 30, 2000. Of the increase in selling, administrative and general expenses, $494,000 is attributable to professional services primarily related to the arrangement transaction with Diebold. The remainder of the increase was due largely to an increase in manpower and associated costs in the sales, field support and administrative areas required to support anticipated growth.

         Research and Development Expenses.

                  Research and development expenses increased by $1,213,000, or 872.7%, to $1,352,000 for the three months ended September 30, 2001 from $139,000 for the three months ended September 30, 2000. Of the increase, $1,180,000 is due to expenditures relating to the development of our touch screen technology that was not undertaken in the first three months of fiscal 2000. Global continues to fund research and development in order to offer cutting-edge products to the market place.

         Amortization.

                  Amortization for the three months ended September 30, 2001 increased $92,000, or 32.1%, to $379,000 from $287,000 from the three months ended September 30, 2000. The increase was attributable to the amortization of the purchase price of Spectrum Print & Mail Services, Ltd. ("Spectrum"), which was acquired in August 2000. For the three month period ended September 30, 2001, Global expensed three months of amortization expenses relating to Spectrum; whereas for the three month period ended September 30, 2000, Global expensed one and one-half months of amortization expenses related to Spectrum.

         Interest.

                  Interest expense for the three months ended September 30, 2001 increased $177,000, or 90.8%, to $372,000 from $195,000 for the three months ended September 30, 2000. This increase is based on the increase in the amount of borrowings by Global as compared to a year ago.

         Taxes.

                  The net recovery of taxes decreased by $266,000, or 100.0%, for the three months ended September 30, 2001 to $0 from $266,000 for the three months ended September 30, 2000. For the three months ended September 30, 2000, Global booked recoverable taxes of $272,000 based upon the outlook at the time. Reflecting concerns about Global's ability to continue normal operations, Global did not record approximately $1,200,000 of additional income tax recovery in accordance with United States GAAP for the first fiscal quarter of this fiscal year.

         Loss Per Share.

                  Global's loss for the first the first quarter ended September 30, 2001 was $3,534,000, or $(0.17), per share compared to a loss of $667,000, or $(0.03) per share, for the same period in the previous year. The decrease in earnings per share for the 2001 fiscal period as compared to the 2000 fiscal period was due to a decrease in sales, increases in administrative and general expense, research and development expense, and amortization and interest expense, partially offset by decreases in cost of sales and operating expenses.

         LIQUIDITY AND CAPITAL RESOURCES.

                  Global uses a combination of internally generated funds and borrowings to finance its working capital requirements, capital expenses and operations. During the period ended September 30, 2001, Global generated most of its funding through debt financing.

                  At September 30, 2001, Global's cash totaled $1,229,000, an increase of $74,000 from June 30, 2001. Accounts and contracts receivable increased to $4,321,000 at September 30, 2001, an increase of $5,000 from June 30, 2001. Due to the nature of Global's business, the timing of payments on large contracts may vary significantly, and cause significant variances from period to period in the mix of cash, other liquid funds, accounts receivable and contracts receivable. Inventory figures may vary significantly, depending upon delivery dates for voting systems. At September 30, 2001, inventory amounted to $5,534,000, a decrease of $75,000 from June 30, 2001.

                  Global has contractual arrangements with customers whereby credit terms may be extended for the amounts due for voting systems. At September 30, 2001, agreements receivable less current portion amounted to $345,000, an increase of $1,000 from June 30, 2001. These agreements are repaid at varying terms and with varying interest rates determined on a case-by-case basis. Historically, Global has not experienced any default in connection with payments due from customers.

                  As of September 30, 2001, Global had five loans outstanding as follows:

                  Compass Bank, Albuquerque, New Mexico. A note in the amount of $546,200 is secured by a $1,325,000 receivable. This loan bears interest at Compass Bank of Albuquerque Prime Rate plus 1% and is due December 8, 2001. Global has paid $250,000 leaving a remaining current balance of $296,200 at September 30, 2001.

                  Hibernia National Bank, McKinney, Texas. A line of credit in the amount of $3,000,000 ($999,443 outstanding as of September 30, 2001) is secured by a blanket assignment of accounts receivable. On October 31, 2001, the note became due and the company was notified by Hibernia on November 1, 2001 of the bank's demand for payment in full. The current outstanding balance is $2,588,064.

                  Mrs. Deborah M. Dean. A promissory note payable to Mrs. Deborah M. Dean in the amount of $1,000,000 is unsecured and is non-interest bearing. Global failed to make the payment of $333,334 due on September 29, 2001. Additional payments of $333,333 are due on each of September 29, 2002 and September 29, 2003. As a result of the failure to pay the September 29, 2001 payment, the outstanding loan balance accrues interest at a default interest rate equal to U.S. Bank prime, which is presently 5.5% per annum. Global has received a letter from Mrs. Dean alleging default of the loan and demanding repayment of the entire loan amount. To recognize the interest component, the promissory note was discounted by $219,583. As of September 30, 2001, the discounted value of the promissory note was $933,912. See Note 8c of the Notes to Global's Interim Consolidated Financial Statements for further details.

                  Jones, Gable & Company, Limited. A promissory note in the amount of $2,098,333, bearing interest at 10% per annum (18% for past due amounts), is secured by the inventory of Global and guarantees from the Global Election Systems, Inc., Global's U.S. subsidiary ("Global USA") and one of Global's directors. Prepayments are required as to 10% of collected sales by the Company and 10% of any proceeds from the issuance of any debt or equity securities in excess of $7,000,000. The lender was granted a warrant to purchase 600,000 shares of Global's common stock and the director who guaranteed the loan was granted a warrant to purchase 100,000 shares of Global's common stock. As of November 16, 2001 the principal balance outstanding was $1,938,771, a principal payment in the amount of $408,965 was past due, which Jones Gable has demanded. Remaining payments are due $844,667 by December 15, 2001 and the balance by March 15, 2002.

                  Diebold, Incorporated. The Company entered into a bridge loan agreement with Diebold, dated June 29, 2001, as amended August 3, 2001, for $5,000,000 with interest at 12% per annum and repayable 180 days from the dates of advance. The first advance of $1,550,000, less origination fee and lender expenses of $350,000, was received July 5, 2001. The second and final advance in the amount of $3,450,000, less lender expenses, was received by the Company on August 3, 2001.

                  Diebold may elect, at any time upon 2 days notice, to convert any portion of the unpaid loan amount into Global's common stock. Diebold is not entitled to convert unpaid loan amounts into common stock of Global such that more than 19.9% of the total issued and outstanding shares of Global may be so issued, without prior shareholder approval. The conversion price is the lesser of $1.135 or 85% of the per-share fair market value of Global's common shares based upon the average closing price for the 10 days prior to the conversion.

                  Global may prepay the loan at any time prior to maturity at the higher of 145% of the unpaid principal plus accrued interest or 145% of the conversion rights with respect to the unpaid principal plus accrued interest.

                  Global shall prepay the loan at the higher of 145% of the unpaid principal plus accrued interest or 145% of the conversion rights with respect to the unpaid principal plus accrued interest upon Global entering into an agreement with a third party for the acquisition of Global.

                  Diebold was also granted a warrant to purchase 250,000 shares of Global's common stock at an exercise price of $1.135. The warrant expires on August 3, 2006 or earlier under specific conditions.

                  The loan agreement further provides that Global may not issue or sell shares, nor grant options, at a price less than $1.135 prior to the later of full repayment of the loan or the date the warrants attached to the loan are exercised or expire.

                  The loan is secured by all of the assets of Global and the joint and several guarantees of each of Global USA and Spectrum for complete payment and performance of the obligations of Global.

                  An interest payment calculated at 12% per annum was due and payable on September 30, 2001. Global did not make the payment, thus Global is in default of its repayment obligations.

                  Due to its current lack of liquidity, Global has been unable to undertake significant manufacturing commitments. Consequently, Global entered into a contract manufacturing agreement, dated June 19, 2001, as amended, with Diebold. Pursuant to the manufacturing agreement, Diebold will produce more than 500 AccuVote-TS touch screen voting terminals to fulfill a contract previously secured by Global. Global failed to make a scheduled payment on September 30, 2001 pursuant to the terms of the manufacturing agreement. For a more detailed description of the terms of the manufacturing agreement, please see the exhibits to Global's Current Report on Form 8-K filed on September 26, 2001.

         OUTLOOK.

                  Global's operating results continue to show the impact of the stagnant market over the last seventeen months (July 2000-November
         2001). Current financial resources, including internally generated funds and available bank lines of credit and borrowings, will not be sufficient to finance Global's operations. To continue, Global must complete the transaction with Diebold or raise significant external financing within the next 30 days.

                  On October 26, 2001, Global's shareholders voted to approve the Plan of Arrangement with Diebold, whereby Diebold will acquire Global. The Arrangement is expected to close in the fourth calendar quarter 2001. The Arrangement will result in Global becoming a wholly-owned subsidiary of Diebold. For more information on Diebold's acquisition of Global, please refer to the Management Information Circular included as Exhibit 99.1 to Global's Current Report on Form 8-K filed with the SEC on September 26, 2001, which is incorporated by reference herein.

Part II. OTHER INFORMATION


         Item 1. Legal Proceedings.

                  At September 30, 2001, the end of its first fiscal quarter, Global and its subsidiaries were involved in the following material legal proceeding:

                  Fidlar Acquisition, Inc. v. Global Election Systems, Inc.

                           On July 19, 2001, one of Global's vendors, Fidlar
                  Acquisition, Inc. f/k/a Fidlar-Doubleday, filed a petition in the Circuit Court in the County of Oakland, Michigan against Global USA, seeking damages in excess of $1,000,000. Fidlar alleges that Global USA breached an agreement to grant Fidlar an exclusive right to distribute Global's Accuvote System in Illinois. On September 28, 2001, Global USA removed the case to the United States District Court located in the Eastern District of Michigan (Eastern Division). Global USA is currently preparing its answer to be filed in opposition to these allegations. Global is unable to predict the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss if the outcome should be unfavorable.

         Subsequent to the end of its first fiscal quarter, Global and its subsidiaries became involved in the following legal proceeding:

         Allen E. Stanley, et al. v. Robert J. Urosevich, Clinton H. Rickards and Global Election Systems, Inc.

                  On October 16, 2001, a former employee of Global USA and his family filed a claim in the General Court of Justice, Supreme Court Division of Forsyth County, North Carolina, against Global USA and Messrs. Urosevich and Rickards, two of Global USA's employees who are also directors of Global, seeking approximately $127,000 in damages and alleging misrepresentations in Global's public filings upon which the Plaintiffs relied when purchasing Global's stock in the open market. Global USA is currently preparing its answer to be filed in opposition to these allegations. Global USA is unable to predict the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss if the outcome should be unfavorable.

Item 2. Changes in Securities and Use of Proceeds.

                  On August 3, 2001, Global granted to Diebold, a warrant to purchase 250,000 shares of Global's common stock at an exercise price of U.S. $1.135 (CDN $1.74) per share. The warrant expires on August 3, 2006 or earlier under specific conditions. The warrant was issued to Diebold as further consideration for a bridge loan from Diebold to Global. The warrant was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

                  On August 7, 2001, Global granted to Brian W. Courtney, its chief executive officer, an option to purchase 200,000 shares of Global's common stock at an exercise price of U.S. $1.135 (CDN $1.74) per share. The option expires on August 7, 2006 or earlier under specific conditions. The option was issued to Mr. Courtney as further consideration for his employment as Global's chief executive officer. The options were issued in reliance on the exemption from registration provided by Section 4(2) to the Securities Act of 1933, as amended.

                  On September 11, 2001, Global granted to Diebold an irrevocable option to purchase up to such number of shares of Global's common stock as represents 10% of the total number of issued and outstanding shares of Global's common stock on the date of mailing of an exercise notice to Global by Diebold. The exercise price of the option is U.S.$1.135 (CDN $1.74) per share, subject to adjustment. The option may only be exercised by Diebold, in whole or in part, simultaneously with the closing of an alternative proposal to acquire Global. Global has agreed to provide Diebold with notice in writing at least ten business days prior to the closing date of the transactions contemplated by an alternative proposal. The option terminates upon the earlier of: (i) the closing of the acquisition of Global by Diebold; and (ii) 5:00 p.m., New York City time, on the date that is the 18-month anniversary of the termination of the Arrangement Agreement between Diebold and Global or if, prior to the expiration of such 18-month period, the closing of Diebold's acquisition of Global shall have occurred and the option cannot be exercised by reason of any applicable order or law, ten business days after such impediment to exercise shall have been removed or shall have become final and not subject to appeal. The option was issued to Diebold as further inducement for Diebold to enter in to the Arrangement Agreement, pursuant to which Diebold will acquire Global. The option was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         Item 3. Defaults Upon Senior Securities.

                  Global or one of its subsidiaries is currently in default under the following agreements:

                  1) Loan Agreement between Hibernia National Bank and Global USA, dated July 19,2000, as amended.

                  2) Promissory Note payable to Jones Gable by Global, dated as of March 15, 2001.

                  3) Promissory Note payable to Deborah Dean, dated September 29, 2000.

                  4) Bridge Loan Agreement between Global and Diebold, dated June 29, 2001.

                  See the information set forth in notes 1 and 8 to the Interim Consolidated Financial Statements in Item 1 and the information set forth in "Item 2. Management's Discussion and Analysis or Plan of Operation" of this report for information regarding these defaults. Such information is incorporated herein by reference.


         Item 4. Submission of Matters to a Vote of Security Holders.

                  In connection with the pending acquisition of Global by Diebold, Global submitted the following matters to a vote of its shareholders at the Extraordinary General Meeting of Shareholders held on October 26, 2001:

                  Resolution A. To approve a proposed Plan of Arrangement pursuant to the terms of an Arrangement Agreement, dated as of September 10, 2001, between Global, Diebold, and Diebold Acquisition Ltd., a wholly-owned subsidiary of Diebold, whereby Diebold will acquire Global and Global will become a wholly-owned subsidiary of Diebold. The terms of the Plan of Arrangement and the Arrangement Agreement are described in the exhibits to Global's Current Report on Form 8-K filed on September 14, 2001.

                  Resolution B. To approve the issuance to Diebold of up to 16,306,922 shares of Global's common stock in connection with
                  (i) Diebold's exercise of its right to convert all or a portion of its U.S. $5,000,000 convertible bridge loan to Global into Global's common stock, (ii) Diebold's exercise of a warrant to purchase up to 250,000 shares of Global's common stock, and (iii) Diebold's exercise of an option to purchase up to 4,500,000 shares of Global common stock pursuant to a Contract Manufacturing Agreement between Diebold and Global.

         The foregoing matters were approved by Global's shareholders at the Extraordinary General Meeting held on October 26, 2001. The results of the vote of Global's shareholders is as follows:

                             For              Against            Withheld           Abstained           Not Voted
                             ---              -------            --------           ---------           ---------
Resolution A             10,712,332           338,301             21,825                0                   0
Resolution B             10,704,082           349,551             18,825                0                   0

         Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits


Exhibit Number      Exhibit Description
--------------      -------------------

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

4.5 Warrant to Purchase Common Shares, dated August 3, 2001, issued to Diebold, Incorporated(7)

4.6 Common Share Option Agreement, dated September 10, 2001, issued to Diebold, Incorporated(8)

10.1 Property lease, dated August 6, 1999, between David Wood and Global Election Systems Inc.(9)

10.2 Property lease, dated September 26, 2000, between Jersey Investments, Inc. and Global Election Systems, Inc.(10)

10.3 Change in terms agreement for loan, dated May 22, 2000, between Compass Bank and Global Election Systems, Inc.(11)

10.4 Change in terms agreement for loan, dated May 27, 2000, between Compass Bank and Global Election Systems, Inc.(12)

10.5 Loan agreement, dated July 19, 2000, between Hibernia National Bank and Global Election Systems, Inc.(13)

10.6 Letter agreement, dated March 15, 2001, between Global Election Systems, Inc. and Hibernia National Bank(14)

10.7                Employment Agreement, dated January 19, 2001, with S.
                    Michael Rasmussen(15)

10.8 Agreement concerning loan, dated March 15, 2001, between Global Election Systems Inc. and Jones, Gable & Company Limited(16)

10.9 Promissory Note, dated as of March 15, 2001, between Global Election Systems Inc. and Jones, Gable & Company Limited(17)

10.10 Security Agreement, dated March 15, 2001, between Global Election Systems Inc. and Jones, Gable & Company Limited(18)

10.11 Guaranty Agreement, dated March 15, 2001, between Global Election Systems Inc. and Jones, Gable & Company Limited(19)

10.12 Bridge Loan Agreement, dated June 29, 2001, by and between Global Election Systems Inc. and Diebold, Incorporated(20)

10.13 Amendment No. 1 to Bridge Loan Agreement, dated August 3, 2001, by and between Global Election Systems Inc. and Diebold, Incorporated(21)

10.14 Collateral and Guarantee Agreement, dated June 29, 2001, by and between Global Election Systems Inc. and Diebold, Incorporated(22)

10.15 Commercial Variable Rate Promissory Note, dated September 8, 2001, between Global Election Systems, Inc. and Compass Bank(23)

10.16* First Amendment to Loan Agreement, dated May 4, 2001, between Global Election Systems, Inc. and Hibernia National Bank

10.17* Second Amendment to Loan Agreement, dated August 31, 2001, between Global Election Systems, Inc. and Hibernia National Bank

10.18* Modification to Promissory Note, dated August 31, 2001, between Global Election Systems, Inc. and Hibernia National Bank
----------
* filed herewith

(1) Incorporated by reference to Exhibit 10.16 to Global's Form 8-K filed September 14, 2001.

(2) Incorporated by reference to Exhibit 2.1 to Global's Form 10-SB filed July 31, 1998.

(3) Incorporated by reference to Exhibit 3.1 to Global's Form 10-SB filed July 31, 1998.

(4) Incorporated by reference to Exhibit 4.2 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(5) Incorporated by reference to Exhibit 10.11 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(6) Incorporated by reference to Exhibit 4.2 to Global's Form 8-K filed August 10, 2001.

(7) Incorporated by reference to Exhibit 4.1 to Global's Form 8-K filed August 10, 2001.

(8) Incorporated by reference to Exhibit 4.5 to Global's Form 8-K filed September 14, 2001.

(9) Incorporated by reference to Exhibit 10.2 to Global's Quarterly Report Form 10-Q filed May 15, 2000.

(10) Incorporated by reference to Exhibit 10.1 to Global's Quarterly Report Form 10-Q filed May 15, 2000.

(11) Incorporated by reference to Exhibit 10.3 to Global's Annual Report Form 10-KSB filed September 28, 2000.

(12) Incorporated by reference to Exhibit 10.4 to Global's Annual Report Form 10-KSB filed September 28, 2000.

(13) Incorporated by reference to Exhibit 10.5 to Global's Annual Report Form 10-KSB filed September 28, 2000.

(14) Incorporated by reference to Exhibit 10.6 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(15) Incorporated by reference to Exhibit 10.7 to Global's Quarterly Report Form 10-Q filed February 14, 2001.

(16) Incorporated by reference to Exhibit 10.8 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(17) Incorporated by reference to Exhibit 10.9 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(18) Incorporated by reference to Exhibit 10.10 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(19) Incorporated by reference to Exhibit 10.12 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(20) Incorporated by reference to Exhibit 10.1 to Global's Form 8-K filed August 10, 2001.

(21) Incorporated by reference to Exhibit 10.2 to Global's Form 8-K filed August 10, 2001.

(22) Incorporated by reference to Exhibit 10.3 to Global's Form 8-K filed August 10, 2001.

(23) Incorporated by reference to Exhibit 10.1 to Global's Form 8-K filed September 20, 2001.


                    (b) Reports on Form 8-K

                    The Company filed Current Reports on Form 8-K to report events under "Item 5. Other Events" on each of August 10, 2001, September 14, 2001, September 20, 2001, and September 26, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     November 19, 2001

                                  Global Election Systems Inc.


                                  By:    /s/ S. Michael Rasmussen
                                     -----------------------------------------
                                  Name: S. Michael Rasmussen
                                  Its:  Secretary and Chief Financial Officer

                              Index to the Exhibits


Exhibit
Number              Description
-------             -----------
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

4.5 Warrant to Purchase Common Shares, dated August 3, 2001, issued to Diebold, Incorporated(7)

4.6 Common Share Option Agreement, dated September 10, 2001, issued to Diebold, Incorporated(8)

10.1                Property lease, dated August 6, 1999, between David Wood and
                    Global Election Systems Inc.(9)

10.2                Property lease, dated September 26, 2000, between Jersey
                    Investments, Inc. and Global Election Systems, Inc.(10)

10.3 Change in terms agreement for loan, dated May 22, 2000, between Compass Bank and Global Election Systems, Inc.(11)

10.4 Change in terms agreement for loan, dated May 27, 2000, between Compass Bank and Global Election Systems, Inc.(12)

10.5                Loan agreement, dated July 19, 2000, between Hibernia
                    National Bank and Global Election Systems, Inc.(13)

10.6                Letter agreement, dated March 15, 2001, between Global
                    Election Systems, Inc. and Hibernia National Bank(14)

10.7                Employment Agreement, dated January 19, 2001, with S.
                    Michael Rasmussen(15)

10.8                Agreement concerning loan, dated March 15, 2001, between
                    Global Election Systems Inc. and Jones, Gable & Company
                    Limited(16)

10.9                Promissory Note, dated as of March 15, 2001, between Global
                    Election Systems Inc. and Jones, Gable & Company Limited(17)

10.10               Security Agreement, dated March 15, 2001, between Global
                    Election Systems Inc. and Jones, Gable & Company Limited(18)

10.11               Guaranty Agreement, dated March 15, 2001, between Global
                    Election Systems Inc. and Jones, Gable & Company Limited(19)

10.12               Bridge Loan Agreement, dated June 29, 2001, by and between
                    Global Election Systems Inc. and Diebold, Incorporated(20)

10.13               Amendment No. 1 to Bridge Loan Agreement, dated August 3,
                    2001, by and between Global Election Systems Inc. and
                    Diebold, Incorporated(21)

10.14 Collateral and Guarantee Agreement, dated June 29, 2001, by and between Global Election Systems Inc. and Diebold,
                    Incorporated(22)

10.15               Commercial Variable Rate Promissory Note, dated September 8,
                    2001, between Global Election Systems, Inc. and Compass Bank
                    (23)

10.16* First Amendment to Loan Agreement, dated May 4, 2001 between Global Election Systems, Inc. and Hibernia National
                    Bank

10.17* Second Amendment to Loan Agreement, dated August 31, 2001, between Global Election Systems, Inc. and Hibernia National
                    Bank

10.18* Modification to Promissory Note, dated August 31, 2001, between Global Election Systems, Inc. and Hibernia National
                    Bank

----------
 *  filed herewith

(1) Incorporated by reference to Exhibit 10.16 to Global's Form 8-K filed September 14, 2001.

(2) Incorporated by reference to Exhibit 2.1 to Global's Form 10-SB filed July 31, 1998.

(3) Incorporated by reference to Exhibit 3.1 to Global's Form 10-SB filed July 31, 1998.

(4) Incorporated by reference to Exhibit 4.2 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(5) Incorporated by reference to Exhibit 10.11 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(6) Incorporated by reference to Exhibit 4.2 to Global's Form 8-K filed August 10, 2001.

(7) Incorporated by reference to Exhibit 4.1 to Global's Form 8-K filed August 10, 2001.

(8) Incorporated by reference to Exhibit 4.5 to Global's Form 8-K filed September 14, 2001.

(9) Incorporated by reference to Exhibit 10.2 to Global's Quarterly Report Form 10-Q filed May 15, 2000.

(10) Incorporated by reference to Exhibit 10.1 to Global's Quarterly Report Form 10-Q filed May 15, 2000.

(11) Incorporated by reference to Exhibit 10.3 to Global's Annual Report Form 10-KSB filed September 28, 2000.

(12) Incorporated by reference to Exhibit 10.4 to Global's Annual Report Form 10-KSB filed September 28, 2000.

(13) Incorporated by reference to Exhibit 10.5 to Global's Annual Report Form 10-KSB filed September 28, 2000.

(14) Incorporated by reference to Exhibit 10.6 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(15) Incorporated by reference to Exhibit 10.7 to Global's Quarterly Report Form 10-Q filed February 14, 2001.

(16) Incorporated by reference to Exhibit 10.8 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(17) Incorporated by reference to Exhibit 10.9 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(18) Incorporated by reference to Exhibit 10.10 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(19) Incorporated by reference to Exhibit 10.12 to Global's Quarterly Report Form 10-Q filed May 22, 2001.

(20) Incorporated by reference to Exhibit 10.1 to Global's Form 8-K filed August 10, 2001.

(21) Incorporated by reference to Exhibit 10.2 to Global's Form 8-K filed August 10, 2001.

(22) Incorporated by reference to Exhibit 10.3 to Global's Form 8-K filed August 10, 2001.

(23) Incorporated by reference to Exhibit 10.1 to Global's Form 8-K filed September 20, 2001.